Form 10-Q
period 1999-07-02
VIANT CORP
filed 1999-08-12
CIK 1028122

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JULY 2, 1999 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM      TO

     COMMISSION FILE NUMBER: 000-26303

                              VIANT CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)



                DELAWARE                                  77-0427302
      (State or Other Jurisdiction                     (I.R.S. Employer
     Incorporation or Organization)                   Identification No.)
    89 SOUTH STREET, BOSTON, MA                             02111
     (Address of Principal Executive                      (Zip Code)
                Offices)
                                    617-531-3700
                (Registrant's Telephone Number, Including Area Code)
                                        NA
   (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report)


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X].

     As of July 2, 1999 there were 21,354,512 shares of Common Stock, $.001 par value, outstanding.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                VIANT CORPORATION

                                    Form 10-Q
                                Table of Contents
                                  July 2, 1999


                                                                        PAGE
                                                                       NUMBER
                                                                       ------

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
         Statement of Operations for the Three and Six
         Months Ended June 30, 1998 and July 2, 1999.................    1

         Balance Sheet as of January 1, 1999 and
         July 2, 1999................................................    2

         Statement of Cash Flows for the Six Months
         Ended June 30, 1998 and July 2, 1999........................    3

         Notes to Financial Statements...............................    4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................    5

PART II. OTHER INFORMATION
Item 2. Changes in Securities and Use of Proceeds....................    9

Item 4. Submission of Matters to a Vote of Security Holders..........    9

Signatures ..........................................................    10

Exhibit 11.1.........................................................    11
Exhibit 27.1.........................................................    12

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements


                                VIANT CORPORATION
                            STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                                     THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                     ------------------                ----------------
                                                                  JUNE 30,          JULY 2,           JUNE 30,        JULY 2,
                                                                   1998              1999              1998            1999
                                                                   ----              ----              ----            ----
Net revenues ...................................................  $  4,512         $ 10,991         $  8,605         $ 18,874
                                                                  --------         --------         --------         --------

Operating expenses:
  Professional services ........................................     2,362            5,591            4,599           10,102
  Sales and marketing ..........................................       631            1,661            1,217            2,877
  General and administrative ...................................     2,118            4,779            3,927            8,297
  Research and development .....................................       295              850              463            1,540
                                                                  --------         --------         --------         --------

      Total operating expenses .................................     5,406           12,881           10,206           22,816
                                                                  --------         --------         --------         --------

Loss from operations ...........................................      (894)          (1,890)          (1,601)          (3,942)
Interest and other income (expense), net .......................       (10)              51               17               62

                                                                  --------         --------         --------         --------
Net loss .......................................................  $   (904)        $ (1,839)        $ (1,584)        $ (3,880)
                                                                  --------         --------         --------         --------
                                                                  --------         --------         --------         --------


Pro forma net loss per share - basic and diluted ...............  $  (0.07)        $  (0.10)        $  (0.12)        $  (0.22)
                                                                  --------         --------         --------         --------
                                                                  --------         --------         --------         --------
  Weighted average shares used in computing pro forma
    basic and diluted net loss per share .......................    13,685           18,276           13,660           17,651

The accompanying notes are an integral part of these financial statements.
--------------------------------------------------------------------------------
                                                                          Page 1

                               VIANT CORPORATION
                                 BALANCE SHEET
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                               January 1, 1999          July 2, 1999
                                                                                               ---------------          ------------
ASSETS                                                                                                                   (Unaudited)

Current assets:
  Cash and cash equivalents ............................................................             $ 18,209              $ 57,519
  Short-term investments ...............................................................                  602                   464
  Accounts receivable, net .............................................................                5,472                11,665
  Prepaid expenses and other current assets ............................................                1,190                 1,530
                                                                                                     --------              --------
    Total current assets ...............................................................               25,473                71,178
Property and equipment, net ............................................................                4,048                 4,672
Other assets ...........................................................................                  232                   227
                                                                                                     --------              --------
    Total assets .......................................................................             $ 29,753              $ 76,077
                                                                                                     --------              --------
                                                                                                     --------              --------


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt ....................................................             $  2,850              $     --
  Current portion of capital lease obligation ..........................................                  416                   564
  Accounts payable .....................................................................                  626                 1,188
  Accrued expenses .....................................................................                2,907                 3,891
  Deferred revenues ....................................................................                1,052                 2,034
                                                                                                     --------              --------
    Total current liabilities ..........................................................                7,851                 7,677
Long-term debt, less current portion ...................................................                  603                    --
Capital lease obligations, less current portion ........................................                1,634                 1,791
                                                                                                     --------              --------
    Total liabilities ..................................................................               10,088                 9,468
                                                                                                     --------              --------

Stockholders' equity:
  Convertible preferred stock:
    Series D: no par value; 3,240,000 and 0 shares
      authorized, respectively; 3,160,043 and 0 shares
      issued and outstanding, respectively .............................................               20,125                    --


    Series A: no par value; 5,746,874 and 0 shares
      authorized, respectively; 5,746,874 and 0
      shares issued and outstanding, respectively ......................................                3,047                    --
    Series B: no par value; 1,499,925 and 0 shares
      authorized, respectively; 1,499,925 and 0
      shares issued and outstanding, respectively ......................................                  987                    --
    Series C: no par value; 2,830,408 and 0 shares
      authorized, respectively; 2,759,625 and 0
      shares issued and outstanding, respectively ......................................                7,977                    --
  Preferred stock, $0.001 par value; 0 and 5,000,000 shares
    authorized, respectively; no shares issued and outstanding .........................                   --                    --
  Common stock; $0.001 par value; 25,000,000 and
    50,000,000 shares authorized, respectively;
    4,294,236 and 21,354,512 shares issued and outstanding,
    respectively .......................................................................                    4                    21
  Additional paid-in capital ...........................................................                  430                83,373
  Accumulated deficit ..................................................................              (12,905)              (16,785)
                                                                                                     --------              --------
    Total stockholders' equity .........................................................               19,665                66,609
                                                                                                     --------              --------
    Total liabilities and stockholders' equity .........................................             $ 29,753              $ 76,077
                                                                                                     --------              --------
                                                                                                     --------              --------

The accompanying notes are an integral part of these financial statements.

------------------------------------------------------------------------------
                                                                         Page 2

                               VIANT CORPORATION
                            STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                                                          SIX MONTHS ENDED
                                                                                                    -----------------------------
                                                                                                    JUNE 30,              JULY 2,
                                                                                                      1998                 1999
                                                                                                    --------              ------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .............................................................................             $ (1,584)            $ (3,880)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization ......................................................                  405                  826
    Changes in operating assets and liabilities:
      Accounts receivable, net .........................................................               (1,294)              (6,193)
      Prepaid expenses and other assets ................................................                 (668)                (335)
      Accounts payable .................................................................                 (858)                 562
      Accrued expenses .................................................................                  179                  984
      Deferred revenues ................................................................                 (559)                 982
                                                                                                     --------             --------

        Net cash used in operating activities ..........................................               (4,379)              (7,054)
                                                                                                     --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments ..................................................               (4,359)              (1,247)
  Maturity of short-term investments ...................................................                4,358                1,385
  Purchases of property and equipment ..................................................                 (187)              (1,074)
                                                                                                     --------             --------

        Net cash used in investing activities ..........................................                 (188)                (936)
                                                                                                     --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from exercise of stock options and warrants .................................                   --                  611
  Proceeds from issuance of convertible preferred stock, net ...........................                   --                   45
  Proceeds from issuance of common stock, net ..........................................                   --               50,168
  Proceeds from borrowings on lines of credit ..........................................                1,823                   --
  Principal payments on borrowings on lines of credit ..................................                   --               (3,453)
  Principal payments on capital lease obligations ......................................                  (32)                 (71)
                                                                                                     --------             --------

        Net cash provided by financing activities ......................................                1,791               47,300
                                                                                                     --------             --------

Net increase (decrease) in cash and cash equivalents ...................................               (2,776)              39,310
Cash and cash equivalents at beginning of period .......................................                5,559               18,209
                                                                                                     --------             --------
Cash and cash equivalents at end of period .............................................             $  2,783             $ 57,519
                                                                                                     --------             --------
                                                                                                     --------             --------



SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Cash paid for interest ...............................................................             $     49              $    281

NONCASH INVESTING AND FINANCING ACTIVITIES:
  Equipment acquired under capital lease obligations ...................................             $  1,264              $    376

The accompanying notes are an integral part of these financial statements.

-------------------------------------------------------------------------------
                                                                         Page 3

VIANT CORPORATION

NOTES TO FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared by Viant Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited financial statements and notes thereto for the year ended January 1, 1999 included in the Company's Registration Statement on Form S-1, as amended (File No. 333-76049). The accompanying unaudited financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and six month periods ended July 2, 1999 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

    During 1998, Viant changed its fiscal year to the 52-week period ending on the Friday nearest to the last day of December of that year. Prior to this, the fiscal year of Viant was the calendar year. Viant's fiscal year end 1998 ended on January 1, 1999.

2.  NET LOSS PER SHARE

    Viant computes net loss per share in accordance with SFAS No. 128, "Earnings Per Share." Pro forma basic and diluted net loss per share is based upon the weighted average number of common shares outstanding and assumes the conversion of all outstanding shares of preferred stock into common stock, as if they had converted immediately upon their issuance. The assumed exercise of stock options is anti-dilutive and has been excluded from the calculation.

3.  CAPITAL STOCK

     On June 18, 1999, the Company completed an initial public offering of Common Stock which resulted in the issuance of 3,450,000 shares of Common Stock. Proceeds to the Company, net of underwriting discounts and costs of the offering, were approximately $50.2 million.

4.  NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 2000. The Company anticipates that the adoption of SFAS No. 133 will not have a significant effect


--------------------------------------------------------------------------------
on the financial condition of the Company.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. A number of important factors, including those identified under the caption "Risk Factors" in Viant's registration statement on Form S-1 (SEC File No. 333-76049) which hereby is incorporated by reference, as well as factors discussed elsewhere in this form 10-Q, could cause Viant's actual results to differ materially from those in forward-looking statement or financial information. Actual results may differ materially from those results for a number of reasons including the following: (i) Viant's limited operating history; (ii) Viant's ability to recruit and retain qualified professionals;
(iii) Viant's ability to accurately estimate the time and resources for the performance of our services; (iv) Viant's loss of a major client; (v) Viant's need for additional capital in the future, which may not be available;
(vi) competitive factors; (vii) Viant's ability to keep up with technological change; (viii) intellectual property claims; (ix) international factors. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. All forward-looking statements included in this document are made as of the date hereof, based on information available to the Company on the date thereof, and the Company assumes no obligation to update any forward-looking statements.

OVERVIEW

    Viant is a leading Internet professional services firm providing strategic consulting, creative design and technology services to companies seeking to capitalize on the Internet. Viant creates value by helping clients rapidly develop and deploy Internet solutions.

    Viant derives substantially all of its revenues from services performed on a fixed-price, fixed-time basis. Typically these engagements are of a short predetermined time frame, generally lasting three to six months. To determine the proposed fixed price for an engagement, Viant uses an estimation process which takes into account the type and overall complexity of the project, the anticipated number of consultants needed and their associated billing rates, and the estimated duration of and risks associated with the engagement. All fixed-price proposals are approved by a member of Viant's senior management team. Revenues from fixed-price engagements are recognized using the percentage of completion method (based on the ratio of costs incurred to the total estimated project costs). Project costs are based on the direct payroll and associated fringe benefits of the consultants on the engagement. Additionally, the finance department personnel meet regularly with project managers to ensure that the budgeted costs to complete, which are used to calculate revenue recognition, reflect the actual status of the project and the anticipated costs to complete. Provisions for estimated losses on contracts are made during the period in which such losses become probable and can be reasonably estimated. To date, such losses have not been significant. Viant reports revenue net of reimbursable expenses.

    Viant generally requires a client to pay 20% to 40% of the engagement fee in advance. The remainder is billed to the client over the course of the engagement.

    Viant's revenues and earnings may fluctuate from quarter to quarter based on such factors within and outside its control, including: the variability in market demand for the Internet and for Internet professional services, the length of the sales cycle associated with our service offerings, the number, size and scope of our projects, and the efficiency with which we utilize our employees. In addition revenues from a large client may constitute a significant portion of total revenues in a particular quarter.

    The number of Viant employees increased from 213 as of January 1, 1999 to 281 as of July 2, 1999. Personnel compensation and facilities costs represent a high percentage of Viant's operating expenses and are relatively fixed in advance of each quarter. Accordingly, if revenues do not increase at a rate equal to expenses, Viant's business, financial condition or results of operations could be materially and adversely affected. In addition, Viant's liquidity may also be adversely affected if revenues do not increase at a rate equal to these additional expenses, to the extent Viant is unable to reduce operating expenses.



--------------------------------------------------------------------------------
                                                                        Page 5

RESULTS OF OPERATIONS

     The following table sets forth the percentage of revenues of certain items included in the Company's statement of income:



                                                         THREE MONTHS ENDED    SIX MONTHS ENDED
                                                         ------------------    ----------------
                                                        JUNE 30,   JULY 2,    JUNE 30,     JULY 2,
                                                         1998       1999        1998        1999
                                                         ----       ----        ----        ----
Net revenues ..........................................  100 %      100 %       100 %       100 %
                                                         ----       ----        ----        ----
Operating expenses:
  Professional services ...............................    52         51          53          54
  Sales and marketing .................................    14         15          14          15
  General and administrative ..........................    47         43          46          44
  Research and development ............................     7          8           6           8
                                                         ----       ----        ----        ----
      Total operating expenses ........................   120        117         119         121
                                                         ----       ----        ----        ----
Loss from operations ..................................   (20)       (17)        (19)        (21)
Interest and other income (expense), net                   --         --           1          --
                                                         ----       ----        ----        ----
Net loss ..............................................   (20)%      (17)%       (18)%       (21)%
                                                         ----       ----        ----        ----
                                                         ----       ----        ----        ----



COMPARISON OF THE SECOND FISCAL QUARTERS AND FIRST SIX MONTHS OF 1998 TO THE SECOND FISCAL QUARTERS AND FIRST SIX MONTHS OF 1999

    NET REVENUES. Revenues increased 144% from $4.5 million for the second quarter of 1998 to $11.0 million for the second quarter of 1999. Revenues increased 119% from $8.6 million for the first six months of 1998 to $18.9 million for the first six months of 1999. The increase in net revenues reflected growing demand for Internet professional services and increases in both the size and number of Viant's client engagements. Revenues derived from Viant's three largest clients, as a percentage of total net revenues, increased from 46% for the second quarter of 1998 to 51% for second quarter of 1999, reflecting primarily an increase in business from one client. Revenues derived from Viant's three largest clients, as a percentage of total net revenues, decreased slightly from 49% for the first six months of 1998 to 48% for the first six months of 1999.

     PROFESSIONAL SERVICES. Professional services expenses consist primarily of compensation and benefits for employees engaged in the delivery of Internet professional services and non-reimbursable expenses related to client projects. Professional services expenses increased 133% from $2.4 million for the second quarter of 1998 to $5.6 million for the second quarter of 1999. Professional services expenses increased 120% from $4.6 million for the first six months of 1998 to $10.1 million for the first six months of 1999. These increases were primarily due to the hiring of additional professionals during these periods. Professional services expenses decreased as a percentage of revenues from 52% for the second quarter of 1998 to 51% for the second quarter of 1999. This decrease is primarily the result of increased utilization of the professional staff. Professional services expenses increased as a percentage of revenues from 53% for the first six months of 1998 to 54% for the first six months of 1999. This increase is primarily the result of lower utilization in the first quarter of this year versus last year.


    SALES AND MARKETING. Sales and marketing expenses consist primarily of compensation, benefits and travel costs for employees in the sales and marketing groups, marketing program costs and an allocation of facilities costs. Sales and marketing expenses increased $1.0 million or 163% for the second quarter of 1999 versus the second quarter of 1998 and $1.7 million or 136% for the first six months of 1999 versus the first six months of 1998. Sales and marketing expenses increased as a percentage of revenues from 14% for the second quarter and first six months of 1998 to 15% for the second quarter and first six months of 1999. Sales and marketing expense increases were primarily attributable to an increase in the number of sales personnel and an overall increase in Viant's marketing and branding efforts. Viant expects that the dollar amount of sales and marketing expenses will continue to increase due to increases in advertising and promotional activities.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of compensation, benefits and travel costs for employees in Viant's management, human resources, finance and administration groups, and facilities costs not allocated to sales and marketing or research and development. General and administrative expenses increased $2.7 million or 126% for the second quarter of 1999 versus the second quarter of 1998. General and administrative expenses increased $4.4 million or 111% for the first six months of 1999 versus the first six months of 1998. These increases were the result of increased personnel and facilities costs in connection with the opening of additional offices. General and administrative expenses decreased as a percentage of revenues from 47% for the second quarter of 1998 to 43% for the second quarter of 1999 and from 46% for the first six months of 1998 to 44% for the first six months of 1999. This was the


--------------------------------------------------------------------------------
                                                                        Page 6
result of higher revenue growth versus infrastructure support costs and better operational efficiencies.

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of compensation, benefits and an allocation of facilities costs for employees associated with Viant's innovation groups. The innovation groups enhance the knowledge and expertise of the strategic consulting, creative design and technology disciplines. Research and development expenses increased $.6 million or 188% for the second quarter of 1999 versus the second quarter of 1998. Research and development expenses increased $1.1 million or 233% for the first six months of 1999 versus the first six months of 1998. Research and development expenses increased as a percentage of revenues from 7% for the second quarter of 1998 to 8% for the second quarter of 1999 and from 6% for the first six months of 1998 to 8% for the first six months of 1999. Research and development expenses increased as the result of the addition of two innovation groups after the first quarter of 1998 and additional personnel for these innovation groups.

Liquidity and Capital Resources

    Since inception, Viant has funded its operations and investments in property and equipment through equity financings, bank borrowings and capital lease financing arrangements. Viant's cash and cash equivalents were $57.5 million at July 2, 1999.

    Viant's cash and cash equivalents increased from $18.2 million at the end of 1998 to $57.5 million as of the end of the second quarter of 1999. This increase is primarily from the net proceeds of $50.2 million from the issuance of 3,450,000 share of common stock in Viant's initial public offering on June 18, 1999. These proceeds were offset primarily by cash used for operating activities of $7.1 million of which $3.9 million is the net loss for the period and $6.2 million is the increase in accounts receivable due primarily to increased revenue. Additionally, Viant purchased $1.1 million in property and equipment and paid off $3.5 million on the credit facility with their bank which expired on July 3, 1999.

    Viant believes that its current cash, cash equivalents and short-term investments and available borrowings under its capital lease facility will be sufficient to meet Viant's working capital and capital expenditure requirements for at least the next 12 to 18 months. However, there can be no assurance that Viant will not require additional financings within this time frame or that such additional financing, if needed, will be available on terms acceptable to Viant, if at all.

YEAR 2000 COMPLIANCE

    Many currently installed computer systems and software products worldwide are coded to accept only two-digit entries to identify a year in the date code field. Consequently, on January 1, 2000, many of these systems could fail or malfunction because they may not be able to distinguish between the year 1900 and the year 2000. Accordingly, many companies, including Viant and Viant's clients, potential clients, vendors and strategic partners, may need to upgrade their systems to comply with applicable Year 2000 requirements.

    Because Viant and its clients are dependent, to a very substantial degree, upon the proper functioning of computer systems, a failure of these systems to correctly recognize dates beyond January 1, 2000 would disrupt operations. We may experience operational difficulties caused by undetected errors or defects in our internal systems. Purchasing patterns of our clients and potential clients may be affected by Year 2000 issues as companies expend significant resources to correct their current systems for Year 2000 compliance and may therefore defer new initiatives until they do so. We may become involved in disputes regarding Year 2000 problems occurring in solutions we have developed or implemented or arising from the interactions of our Internet solutions with other software applications. Year 2000 problems could require us to incur delays in providing our services to clients and unanticipated expenses.

    To address these issues, Viant formed a Year 2000 assessment and contingency planning committee, called the Y2K Committee, to review both its information


--------------------------------------------------------------------------------
                                                                        Page 7
technology systems and its non-information technology systems, and where necessary, to plan for and supervise the remediation of those systems. The Y2K Committee is headed by Viant's Chief Technology Officer. Viant has performed a preliminary assessment of the Year 2000 readiness of its critical hardware and software systems. The providers of these systems have either confirmed to Viant that these systems are Year 2000 compliant or provided the information necessary for Viant to plan and implement upgrades to make them Year 2000 compliant. Viant has begun to implement upgrades and test these systems as part of its Year 2000 efforts. Based on the information received to date from these vendors, Viant believes this process should be completed by September 1999.

    Viant has initiated communication with other significant vendors to determine the extent to which they are vulnerable to Year 2000 issues. Viant has completed its discussions with these vendors regarding their Year 2000 remediation plans. Viant has held and continues to hold discussions with its clients regarding their Year 2000 remediation plans. Based on discussions to date, Viant believes that the Year 2000 problem will not materially impact the operations of our significant clients or their plans to purchase our services.

    Based on work done to date, Viant believes that the cost of work and materials to complete its Year 2000 program will be approximately $120,000, of which approximately $15,000 has been spent as of July 2, 1999. This includes the cost of material upgrades, software modifications and related consulting fees.

    Viant's standard master services agreement does not warrant Year 2000 compliance other than the warranties provided by vendors of the software used in its solutions. Viant has reviewed significant non-standard client contracts to determine its exposure for failure to provide Year 2000 compliant solutions. Viant believes these contracts do not provide express or implied warranties for Year 2000 compliance for its solutions. Nevertheless under either contractual arrangement, Viant may become involved in disputes regarding Year 2000 problems occurring in solutions it has developed or implemented or arising from the interactions of its Internet solutions with other software applications. Viant has tested for or received assurances of Year 2000 compliance for the major software components used in its client applications. Viant believes that its exposure for failure to provide Year 2000 compliant products would not have a material impact on its business or operations.

    Viant is developing contingency plans for critical individual information technology systems and non-information technology systems to address Year
2000 risks not fully resolved by Viant's Year 2000 program. These contingency plans should be completed by the fourth quarter of 1999. To the extent that our assessment is finalized without identifying any material noncompliant information technology systems operated by us or by our vendors, Viant feels the most reasonably likely worst case Year 2000 scenario is a temporary telecommunications failure which would impair communications among our offices. Viant currently has contingency plans in place to address such a disruption in its telecommunications systems and believes that such a disruption would not have a material effect on our operations. However, a prolonged telecommunications failure beyond our control could have a material adverse effect on our business, results of operations and financial condition.

    Viant believes that the Year 2000 risk will not present significant operational problems for Viant. However, there can be no assurance that our Year 2000 program will prevent any material adverse effect on our operations, financial condition or customer relations.









--------------------------------------------------------------------------------
                                                                      Page 8

PART II. OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     On June 17, 1999, the Securities and Exchange Commission declared Viant's Registration Statement on Form S-1 (File No. 333-71043) effective. On June 23, 1999, Viant closed its offering for an aggregate of 3,450,000 shares of the Viant's Common Stock at an offering price of $16.00 per share. The managing underwriters for the offering were Goldman, Sachs & Co. and Credit Suisse First Boston. Net proceeds to Viant was $50,168,000, after deducting underwriting discounts and commissions of $3,864,000 and offering expenses of $1,168,000. None of the expenses incurred in the offering were direct or indirect payments to directors or officers of Viant or their associates, or to persons owning 10% or more of Viant's Common Stock or other affiliates of Viant.

     The primary purposes of the initial public offering were to increase its equity capital, create a public market for its common stock and to facilitate future access by Viant to public equity markets. Viant is using the majority of the offering's proceeds for general corporate purposes including capital expenditures and working capital. Viant used $3,453,000 to pay off the credit facility with their bank which expired on July 3, 1999.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company solicited the consent of its stockholders through two actions by written consent, one effective in April 1999 and the other effective in June 1999. At the time of each of the solicitations, the Company was not subject to Regulation 14A under the Securities Exchange Act of 1934, as amended.

     The first consent requested stockholder approval for a number of actions taken by the board of directors from July 1997 to November 1998. There were 15,060,517 votes in favor and 2,480,512 votes not returned.

     The Company's annual meeting of stockholders was held on April 30, 1999. At the annual meeting, stockholders voted on four matters: (i) the election of four directors by the holders of common and preferred stock for an indefinite term; (ii) the approval to change the Company's state of incorporation from California to Delaware by a merger with a wholly-owned subsidiary; (iii) the adoption of the 1999 Stock Option Plan, under which 4,868,929 shares of common stock were reserved for issuance; and (iv) the ratification of the appointment of PricewaterhouseCoopers, LLP as the Company's independent auditors. The stockholders elected management's nominees as directors in an uncontested election and approved all other matters by the following votes, respectively:

     (i) Election of directors:

-------------------------------------------------------------------------------
                                       Votes                          Broker
                       Votes For       Against      Abstentions      Non-Votes
-------------------------------------------------------------------------------

William Davidow        3,679,688         0               0               0
Venetia Kontogouris    1,499,925         0               0               0
Kevin English         12,001,577       6,250             0               0
Robert Gett            3,655,478       6,250             0               0
-------------------------------------------------------------------------------

     Only holders of series of preferred stock were eligible to elect William Davidow and Venetia Kontogouris to the board of directors. Only holders of common stock were eligible to elect Robert Gett to the board of directors.

     (ii) Approval of reincorporation:

                                       Votes                          Broker
                       Votes For       Against      Abstentions      Non-Votes
                       ---------       -------      -----------      ---------

                       12,007,827         0              0                0

     (iii) Adoption of the 1999 Stock Option Plan:

                                       Votes                          Broker
                       Votes For       Against      Abstentions      Non-Votes
                       ---------       -------      -----------      ---------

                       11,120,944      886,883           0                0

      (iv) Ratification of PricewaterhouseCoopers, LLP as independent auditors:

                                       Votes                          Broker
                       Votes For       Against      Abstentions      Non-Votes
                       ---------       -------      -----------      ---------

                       12,007,827         0              0                0

     The second consent requested stockholder approval for (i) the adoption of the Amended and Restated Certificate of Incorporation, including, among other provisions, the authorization of 50,000,000 shares of common stock and 5,000,000 shares of preferred stock, and the increase in the number of shares required to amend provisions of the Certificate of Incorporation and Bylaws;
(ii) the adoption of the Amended and Restated Bylaws, eliminating the power of the stockholders to act by written consent; (iii) the amendment of the 1999 Stock Option Plan to add provisions for automatic annual increases in the number of shares reserved and make certain other changes; and (iv) the adoption of the 1999 Employee Stock Purchase Plan, under which 200,000 shares of common stock were reserved for issuance. There were 15,698,853 votes in favor and 2,176,692 votes not returned.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

        11.1 Computation of shares used in computing Basic and Diluted Net Income (Loss) per Share.

        27.1  Financial data schedule.













----------------------------------------------------------------------
                                                               Page 9

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         VIANT CORPORATION

                                         By /s/ Robert L. Gett
                                           ------------------------------------
                                           Robert L. Gett
                                           President and Chief Executive Officer
                                           Director

Date: August 12, 1999

                                         By /s/ M. Dwayne Nesmith
                                           ------------------------------------
                                           M. Dwayne Nesmith
                                           Vice President and
                                           Chief Financial Officer





----------------------------------------------------------------------
                                                                 Page 10