Form 10-Q
period 1999-10-01
VIANT CORP
filed 1999-11-09
CIK 1028122

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

     FOR THE QUARTERLY PERIOD ENDED OCTOBER 1, 1999 OR

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


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

     As of October 1, 1999 there were 21,472,981 shares of Common Stock, $.001 par value, outstanding.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                VIANT CORPORATION

                                    Form 10-Q
                                Table of Contents
                                  October 1, 1999




                                                                        PAGE
                                                                       NUMBER
                                                                       ------
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
         Statement of Operations for the Three and Nine
         Months Ended September 30, 1998 and October 1, 1999.........    1

         Balance Sheet as of January 1, 1999 and
         October 1, 1999.............................................    2

         Statement of Cash Flows for the Nine Months
         Ended September 30, 1998 and October 1, 1999................    3

         Notes to Financial Statements...............................    4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................    5

PART II. OTHER INFORMATION
Item 2. Changes in Securities and Use of Proceeds....................    10

Signatures ..........................................................    11

Exhibit 27.1.........................................................    12




PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                                VIANT CORPORATION
                            STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                      THREE MONTHS ENDED               NINE MONTHS ENDED
                                                               ---------------------------------------------------------------------
                                                               ---------------------------------   ---------------------------------
                                                                  SEPT. 30,          OCT. 1,          SEPT. 30,          OCT. 1,
                                                                    1998              1999              1998              1999
                                                                  ---------          -------          ---------          -------

Net revenues ..................................................   $  5,302          $ 18,751            $ 13,907          $ 37,625
                                                                  --------          --------            --------          --------

  Operating expenses:
    Professional services .....................................      2,999             8,440               7,598            18,542
    Sales and marketing .......................................        805             1,770               2,022             4,647
    General and administrative ................................      2,740             6,701               6,667            14,998
    Research and development ..................................        389               932                 852             2,472
                                                                  --------          --------            --------          --------

        Total operating expenses ..............................      6,933            17,843              17,139            40,659
                                                                  --------          --------            --------          --------

  Income (loss) from operations ...............................     (1,631)              908              (3,232)           (3,034)
  Interest and other income (expense), net ....................        (79)              660                 (62)              722
                                                                  --------          --------            --------          --------

Net income (loss) .............................................   $ (1,710)         $  1,568            $ (3,294)         $ (2,312)
                                                                  ========          ========            ========          ========

Net income (loss) per share:

              Basic ...........................................   $  (0.46)         $   0.07            $  (0.90)         $  (0.21)
              Diluted .........................................   $  (0.46)         $   0.06            $  (0.90)         $  (0.21)

Shares used in computing net income (loss) per share:

              Basic ...........................................      3,684            21,409               3,664            10,845
              Diluted .........................................      3,684            25,990               3,664            10,845

Pro forma net income (loss) per share:

              Basic ...........................................   $  (0.12)         $   0.07            $  (0.24)         $  (0.12)
              Diluted .........................................   $  (0.12)         $   0.06            $  (0.24)         $  (0.12)

Shares used in computing pro forma net income (loss) per share:

              Basic ...........................................     13,691            21,409              13,670            18,904
              Diluted .........................................     13,691            25,990              13,670            18,904



The accompanying notes are an integral part of these financial statements.
--------------------------------------------------------------------------------

                                VIANT CORPORATION
                                  BALANCE SHEET
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                January 1, 1999   October 1, 1999
                                                                ---------------   ---------------
                                                                                    (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents ..................................      $ 18,209          $ 61,500
  Short-term investments .....................................           602             1,376
  Accounts receivable, net ...................................         5,472            13,614
  Prepaid expenses and other current assets ..................         1,190             1,441
                                                                    --------          --------
    Total current assets .....................................        25,473            77,931
Property and equipment, net ..................................         4,048             5,736
Other assets .................................................           232               239
                                                                    --------          --------
    Total assets .............................................      $ 29,753          $ 83,906
                                                                    ========          ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt ..........................      $  2,850          $   --
  Current portion of capital lease obligation ................           416               591
  Accounts payable ...........................................           626             3,347
  Accrued expenses ...........................................         2,907             8,038
  Deferred revenues ..........................................         1,052             1,955
                                                                    --------          --------
    Total current liabilities ................................         7,851            13,931
Long-term debt, less current portion .........................           603              --
Capital lease obligations, less current portion ..............         1,634             1,690
                                                                    --------          --------
    Total liabilities ........................................        10,088            15,621
                                                                    --------          --------

Stockholders' equity:
  Convertible preferred stock:
    Series D: no par value; 3,240,000 and 0 shares
      authorized, respectively; 3,167,100 and 0 shares
      issued and outstanding, respectively ...................        20,125              --
    Series A: no par value; 5,746,874 and 0 shares
      authorized, respectively; 5,746,874 and 0
      shares issued and outstanding, respectively ............         3,047              --
    Series B: no par value; 1,499,925 and 0 shares
      authorized, respectively; 1,499,925 and 0
      shares issued and outstanding, respectively ............           987              --
    Series C: no par value; 2,830,408 and 0 shares
      authorized, respectively; 2,759,625 and 0
      shares issued and outstanding, respectively ............         7,977              --
  Preferred stock, $0.001 par value; 0 and 5,000,000 shares
    authorized, respectively; no shares issued and outstanding          --                --
  Common stock; $0.001 par value; 25,000,000 and
    50,000,000 shares authorized, respectively;
    4,294,236 and 21,472,981 shares issued and outstanding,
    respectively .............................................             4                21
  Additional paid-in capital .................................           430            83,501
  Cumulative translation adjustment ..........................          --                 (20)
  Accumulated deficit ........................................       (12,905)          (15,217)
                                                                    --------          --------
    Total stockholders' equity ...............................        19,665            68,285
                                                                    --------          --------
    Total liabilities and stockholders' equity ...............      $ 29,753          $ 83,906
                                                                    ========          ========


The accompanying notes are an integral part of these financial statements.

                                VIANT CORPORATION
                             STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                        NINE MONTHS ENDED
                                                                    -------------------------
                                                                       SEPT. 30,     OCT. 1,
                                                                         1998         1999
                                                                       ---------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .........................................................   $ (3,294)   $ (2,312)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization ..................................        702       1,352
    Changes in operating assets and liabilities:
      Accounts receivable, net .....................................     (1,384)     (8,142)
      Prepaid expenses and other assets ............................     (1,086)       (258)
      Accounts payable .............................................       (878)      2,721
      Accrued expenses .............................................        960       5,131
      Deferred revenues ............................................       (355)        903
                                                                       --------    --------

        Net cash used in operating activities ......................     (5,335)       (605)
                                                                       --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments ..............................     (4,940)     (4,888)
  Maturity of short-term investments ...............................      4,953       4,114
  Purchases of property and equipment ..............................       (252)     (2,601)
                                                                       --------    --------

        Net cash used in investing activities ......................       (239)     (3,375)
                                                                       --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options ..........................       --           722
  Proceeds from issuance of convertible preferred stock, net .......       --            75
  Proceeds from issuance of common stock, net ......................       --        50,155
  Proceeds from borrowings on lines of credit ......................      1,875        --
  Principal payments on borrowings on lines of credit ..............        (79)     (3,453)
  Principal payments on capital lease obligations ..................       (154)       (208)
                                                                       --------    --------

        Net cash provided by financing activities ..................      1,642      47,291
                                                                       --------    --------

        Effect of exchange rate changes on cash and cash equivalents       --           (20)
                                                                       --------    --------
Net increase (decrease) in cash and cash equivalents ...............     (3,932)     43,291
Cash and cash equivalents at beginning of period ...................      5,559      18,209
                                                                       --------    --------
Cash and cash equivalents at end of period .........................   $  1,627    $ 61,500
                                                                       ========    ========


SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Cash paid for interest ...........................................   $    149    $    362

NONCASH INVESTING AND FINANCING ACTIVITIES:
  Equipment acquired under capital lease obligations ...............   $  2,173    $    439


 The accompanying notes are an integral part of these financial statements.

-------------------------------------------------------------------------------

                               VIANT CORPORATION
                         NOTES TO FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared by Viant Corporation ("Viant" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited financial statements and notes thereto for the year ended January 1, 1999 included in the Company's Registration Statement on Form S-1, as amended (File No. 333-76049). The accompanying unaudited financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and nine month periods ended October 1, 1999 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

    During the fourth quarter of 1998, Viant changed its fiscal year to the 52-week period ending on the Friday nearest to the last day of December of that year. Prior to this, the fiscal year of Viant was the calendar year. Viant's fiscal year 1998 ended on January 1, 1999.

2.  NET INCOME (LOSS) PER SHARE

    Viant computes net income (loss) per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income
(loss) per share is based upon the weighted average number of shares outstanding, including common stock equivalents, if dilutive.

Pro forma basic net income (loss) per share is based upon the weighted average number of common shares outstanding and assumes the conversion of all outstanding shares of preferred stock into common stock, as if they had converted immediately upon their issuance. Pro forma diluted net income
(loss) per share is based on the weighted average number of shares outstanding, including common stock equivalents (stock options and warrants), if dilutive, and assumes the conversion of preferred stock into common stock as if they had converted immediately upon issuance. For the loss periods the assumed exercise of common stock equivalents are anti-dilutive and have been excluded from the calculation.

3.  CAPITAL STOCK

     On June 18, 1999, the Company completed an initial public offering of Common Stock which resulted in the issuance of 3,450,000 shares of Common Stock. Proceeds to the Company, net of underwriting discounts and costs of the offering, were approximately $50.2 million.


4.  COMPREHENSIVE INCOME

      Viant adopted SFAS No. 130, "Reporting Comprehensive Income" during 1999. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of SFAS No. 130 had no impact on Viant's net income (loss) or stockholders' equity. Total comprehensive income (loss), which was comprised of net income (loss) and foreign currency translation adjustments, was $1,548,000 and $(2,332,000) for the three and nine months ended October 1, 1999, respectively. Total comprehensive income (loss) was comprised solely of net income (loss) in the 1998 periods.

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

         Viant derives substantially all of its revenues from services performed on a fixed-price, fixed-time basis. Viant generally enters into a Master Services Agreement with its clients which establishes the legal and general business terms of the relationship. As specific engagements are identified, the Company and the client then enter into separate statements of work which outline the time frame and fees applicable to the specific engagement. Typically these engagements are of a short predetermined time frame, generally lasting three to six months. To determine the proposed fixed price for an engagement, Viant uses an estimation process which takes into account the type and overall complexity of the project, the anticipated number of consultants needed and their associated billing rates, and the estimated duration of and risks associated with the engagement. All fixed-price proposals are approved by a member of Viant's senior management team. Revenues from fixed-price engagements are recognized using the percentage of completion method (based on the ratio of costs incurred to the total estimated project costs). Project costs are based on the direct payroll and associated fringe benefits of the consultants on the engagement. Additionally, the finance department personnel meet regularly with project managers to ensure that the budgeted costs to complete, which are used to calculate revenue recognition, reflect the actual status of the project and the anticipated costs to complete. Provisions for estimated losses on contracts are made during the period in which such losses become probable and can be reasonably estimated. To date, such losses have not been significant. Viant reports revenue net of reimbursable expenses.

         Viant's revenues and earnings may fluctuate from quarter to quarter based on such factors within and outside its control, including: the variability in market demand for the Internet and for Internet professional services, the length of the sales cycle associated with our service offerings, the number, size and scope of our projects, and the efficiency with which we utilize our employees. See "Risk Factors -- Fluctuations in our quarterly revenues and operating results may lead to reduced prices for our stock." Viant does not track backlog information. Any information regarding anticipated future revenue from clients would not be meaningful and potentially misleading to investors.


         The number of Viant employees increased from 119 as of December 31, 1997 to 328 as of October 1, 1999. Personnel compensation and facilities costs represent a high percentage of Viant's operating expenses and are relatively fixed in advance of each quarter. Accordingly, if revenues do not increase at a rate equal to expenses, Viant's business, financial condition or results of operations could be materially and adversely affected. In addition, Viant's liquidity may also be adversely affected if revenues do not increase at a rate equal to these additional expenses, to the extent Viant is unable to reduce operating expenses.

         During 1998, Viant changed its fiscal year to the 52-week period ending on the Friday nearest the last day of December of that year. Prior to this, the fiscal year of Viant was the calendar year. All references below to the results of operations for 1998 are the actual operating results for the fiscal year ended January 1, 1999.





RESULTS OF OPERATIONS

     The following table sets forth the percentage of revenues of certain items included in the Company's statement of operations:





                                VIANT CORPORATION
                       STATEMENT OF OPERATIONS PERCENTAGES



                                          THREE MONTHS ENDED           NINE MONTHS ENDED
                                       ------------------------     ---------------------------
                                        SEPT. 30,      OCT. 1,       SEPT. 30,          OCT. 1,
                                          1998          1999           1998              1999
                                        ---------      -------       ---------          -------
Net revenues ...........................   100 %        100 %          100 %              100 %
                                           ----         ----           ----               ----

Operating expenses:
  Professional services ................     57          45             55                 49
  Sales and marketing ..................     15           9             14                 12
  General and administrative ...........     52          36             48                 40
  Research and development .............      7           5              6                  7
                                           ----         ----           ----               ----

      Total operating expenses .........    131           95           123                108
                                           ----         ----           ----               ----

Income (loss) from operations ..........    (31)           5           (23)                (8)
Interest and other income (expense), net     (1)           3            (1)                 2
                                           ----         ----           ----               ----
Net income (loss) ......................    (32)%        8 %           (24)%               (6)%
                                           ====         ====           ====               ====



COMPARISON OF THE QUARTERS ENDED SEPTEMBER 30, 1998 AND OCTOBER 1, 1999

         NET REVENUES. Revenues increased 254% from $5.3 million for the third quarter of 1998 to $18.8 million for the third quarter of 1999. The increase in net revenues reflected growing demand for Internet professional services and increases in both the size and number of Viant's client engagements. Revenues derived from Viant's three largest clients, as a percentage of total net revenues, increased slightly from 38% for the third quarter of 1998 to 41% for the third quarter of 1999.

         PROFESSIONAL SERVICES. Professional services expenses consist primarily of compensation and benefits for employees engaged in the delivery of Internet professional services and non-reimbursable expenses related to client projects. Professional services expenses increased 181% from $3.0 million for the third quarter of 1998 to $8.4 million for the third quarter of 1999. These increases were primarily due to the hiring of additional professionals during these periods. Professional services expenses decreased as a percentage of revenues from 57% for the third quarter of 1998 to 45% for the third quarter of 1999. This decrease is primarily the result of increased utilization of the professional staff and better planning and execution on client engagements.

         SALES AND MARKETING. Sales and marketing expenses consist primarily of compensation, benefits and travel costs for employees in the sales and marketing groups, marketing program costs and an allocation of facilities costs. Sales and marketing expenses increased $1.0 million or 120% for the third quarter of 1999 versus the third quarter of 1998. Sales and marketing expenses decreased as a percentage of revenues from 15% for the third quarter of 1998 to 9% for the third quarter of 1999. Sales and marketing expense increases were primarily attributable to an increase in the number of sales personnel and an overall increase in Viant's marketing and branding efforts. Viant expects that the dollar amount of sales and marketing expenses will continue to increase due to increases in advertising and promotional activities. The decrease as a percentage of revenues is due to higher revenues generated per sales employee and the significant increase in revenues for the third quarter of 1999 versus the same period in 1998.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of compensation, benefits and travel costs for employees in Viant's management, human resources, finance and administration groups, and facilities costs not allocated to sales and marketing or research and development. General and administrative expenses increased $4.0 million or 145% for the third quarter of 1999 versus the third quarter of 1998. These increases were the result of increased personnel and facilities costs in connection with the opening of additional offices. General and administrative expenses decreased as a percentage of revenues from 52% for the third quarter of 1998 to 36% for the third quarter of 1999. This decrease was the result of higher revenue growth versus infrastructure support costs and more efficient operations.

         RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of compensation, benefits and an allocation of facilities costs for employees associated with Viant's innovation groups. The innovation groups enhance the knowledge and expertise of the strategic consulting, creative design and technology disciplines. Research and development expenses increased $.5 million or 140% for the third quarter of 1999 versus the third quarter of 1998. Research and development expenses decreased as a percentage of revenue from 7% for the third quarter of 1998 to 5% for the third quarter of 1999. This decrease was primarily the result of higher revenue growth this quarter versus research and development expenses.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND OCTOBER 1, 1999

         NET REVENUES. Revenues increased 171% from $13.9 million for the first nine months of 1998 to $37.6 million for the first nine months of 1999. The increase in net revenues reflected growing demand for Internet professional services and increases in both the size and number of Viant's client engagements. Revenues derived from Viant's three largest clients, as a percentage of total net revenues, decreased slightly from 47% for the first nine months of 1998 to 44% for the first nine months of 1999.

         PROFESSIONAL SERVICES. Professional services expenses increased 144% from $7.6 million for the first nine months of 1998 to $18.5 million for the first nine months of 1999. These increases were primarily due to the hiring of additional professionals during these periods. Professional services expenses decreased as a percentage of revenues from 55% for the first nine months of 1998 to 49% for the first nine months of 1999. This decrease is primarily the result of increased utilization of the professional staff and better planning and execution on client engagements.

         SALES AND MARKETING. Sales and marketing expenses increased
$2.6 million or 130% for the first nine months of 1999 versus the first nine months of 1998. Sales and marketing expenses decreased as a percentage of revenues from 14% for the first nine months of 1998 to 12% for the first nine months of 1999. Sales and marketing expense increases were primarily attributable to an increase in the number of sales personnel and an overall increase in Viant's marketing and branding efforts. Viant expects that the dollar amount of sales and marketing expenses will continue to increase due to increases in advertising and promotional activities. The decrease as a percentage of revenues is due to higher revenues generated per sales employee and to the significant increase in revenues for the first nine months of 1999 versus the same period in 1998.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $8.3 million or 125% for the first nine months of 1999 versus the first nine months of 1998. These increases were the result of increased personnel and facilities costs in connection with the opening of additional offices. General and administrative expenses decreased as a percentage of revenues from 48% for the first nine months of 1998 to 40% for the first nine months of 1999. This decrease was the result of higher revenue growth versus infrastructure support costs and more efficient operations.

         RESEARCH AND DEVELOPMENT. Research and development expenses increased $1.6 million or 190% for the first nine months of 1999 versus the first nine months of 1998. Research and development expenses increased as a percentage of revenue from 6% for the first nine months of 1998 to 7% for the first nine months of 1999. This increase was primarily the result of the addition of two innovation groups after the first quarter of 1998 and additional personnel for these innovation groups.




LIQUIDITY AND CAPITAL RESOURCES

         Since inception, Viant has funded its operations and investments in property and equipment through equity financings, bank borrowings and capital lease financing arrangements. Viant's cash and cash equivalents increased from $18.2 million at the end of 1998 to $61.5 million as of the end of the third quarter of 1999. This increase is primarily from the net proceeds of $50.2 million from the issuance of 3,450,000 shares of common stock in Viant's initial public offering on June 18, 1999. These proceeds were offset primarily by cash used for operating activities of $605,000 and for investing activities of $3.4 million. The cash used for operating activities of $605,000 is principally made up of $2.3 million in net loss for the first nine months of 1999 and an $8.1 million increase in accounts receivable primarily due to increased revenue, offset by a $7.9 million increase in accounts payables and accrued expenses. Additionally, the cash used for investing activities primarily reflects Viant's purchases of $2.6 million in property and equipment.

         Viant had a revolving line of credit with a bank which provided for borrowings of up to $5.0 million. Borrowings under this line of credit, which expired on July 3, 1999, bore interest at the bank's prime rate plus 0.5% (8.25% at January 1, 1999). Under the same bank agreement, Viant also had an equipment line of credit which provided for borrowings of up to $1,250,000, bore interest at the bank's prime rate plus 1.0% (8.75% at January 1, 1999) and was repayable in 36 equal monthly installments. Borrowings under the bank lines of credit could be prepaid in whole or in part without penalty and were secured by substantially all of Viant's assets. This revolving line of credit and equipment line were repaid in full and terminated on July 1, 1999. Viant also has a capital lease facility with a leasing company for total availability of $3.2 million secured by the capital assets purchased with the borrowings. Outstanding borrowings under the above credit facility totaled $2.3 million as of October 1, 1999.

         Viant believes that its current cash, cash equivalents and short-term investments and the net proceeds from this offering will be sufficient to meet Viant's working capital and capital expenditure requirements for at least the next 24 months. However, there can be no assurance that Viant will not require additional financings within this time frame or that such additional financing, if needed, will be available on terms acceptable to Viant, if at all.


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

         To address these issues, Viant formed a Year 2000 assessment and contingency planning committee, called the Y2K Committee, to review both its information technology systems and its non-information technology systems, and where necessary, to plan for and supervise the remediation of those systems. The Y2K Committee is headed by Viant's Chief Technology Officer. Viant has assessed the Year 2000 readiness of its critical hardware and software systems. The providers of these systems have either confirmed to Viant that these systems are Year 2000 compliant or provided the information necessary for Viant to plan and implement upgrades to make them Year 2000 compliant. Viant has begun to implement upgrades and test these systems as part of its Year 2000 efforts. Based on the information received to date from these vendors, Viant believes this process should be completed by the end of November 1999.

         Viant has initiated communication with other significant vendors to determine the extent to which they are vulnerable to Year 2000 issues. Viant has completed discussions with these vendors regarding their Year 2000 remediation plans. Based on discussions to date, Viant believes that the Year 2000 problem will not materially impact the operations of our significant clients or their plans to purchase our services.

         Based on work done to date, Viant believes that the cost of work and materials to complete its Year 2000 program will be approximately $120,000, of which approximately $90,000 has been spent as of October 1, 1999. This includes the cost of material upgrades, software modifications and related consulting fees.

         Viant's standard master services agreement does not warrant Year 2000 compliance other than the warranties provided by vendors of the software used in its solutions. Viant has reviewed significant non-standard client contracts to determine its exposure for failure to provide Year 2000 compliant solutions. Viant believes these contracts do not provide express warranties for Year 2000 compliance for its solutions. Nevertheless under either contractual arrangement, Viant may become involved in disputes regarding Year 2000 problems occurring in solutions it has developed or implemented or arising from the interactions of its Internet solutions with other software applications. Viant has tested for or received assurances of Year 2000 compliance for the major software components used in its client applications. Viant believes that its exposure for failure to provide Year 2000 compliant products would not have a material impact on its business or operations.

         Viant has developed contingency plans for critical individual information technology systems and non-information technology systems to address Year 2000 risks not fully resolved by Viant's Year 2000 program. To the extent that our assessment has not identified any material noncompliant information technology systems operated by us or by our vendors, Viant feels the most reasonably likely worst case Year 2000 scenario is a temporary telecommunications failure which would impair communications among our offices. Viant currently has contingency plans in place to address such a disruption in its telecommunications systems and believes that such a disruption would not have a material effect on our operations. However, a prolonged telecommunications failure beyond our control could have a material adverse effect on our business, results of operations and financial condition.

         Viant believes that the Year 2000 risk will not present significant operational problems for Viant. However, there can be no assurance that our Year 2000 program will prevent any material adverse effect on our operations, financial condition or customer relations.



PART II. OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     On June 17, 1999, the Securities and Exchange Commission declared Viant's Registration Statement on Form S-1 (File No. 333-71043) effective. On June 23, 1999, Viant closed its offering for an aggregate of 3,450,000 shares of the Viant's Common Stock at an offering price of $16.00 per share. The managing underwriters for the offering were Goldman, Sachs & Co. and Credit Suisse First Boston. Net proceeds to Viant were $50,155,000, after deducting underwriting discounts and commissions of $3,864,000 and offering expenses of $1,181,000. None of the expenses incurred in the offering were direct or indirect payments to directors or officers of Viant or their associates, or to persons owning 10% or more of Viant's Common Stock or other affiliates of Viant.

     The primary purposes of the initial public offering were to increase its equity capital, create a public market for its common stock and to facilitate future access by Viant to public equity markets. Viant is using the majority of the offering's proceeds for general corporate purposes including capital expenditures and working capital. Viant used $3,453,000 to pay off the credit facility with its bank which expired on July 3, 1999.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits


        27.1  Financial data schedule.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       VIANT CORPORATION

                                       By /s/ Robert L. Gett
                                          -------------------------------------
                                          Robert L. Gett
                                          President and Chief Executive Officer
                                          Director


Date: November 9, 1999


                                       By /s/ M. Dwayne Nesmith
                                          -------------------------------------
                                          M. Dwayne Nesmith
                                          Vice President and
                                          Chief Financial Officer


Date: November 9, 1999