Form 10-K
period 1999-12-31
VIANT CORP
filed 2000-03-28
CIK 1028122

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                           --------------------------

                                   FORM 10-K

                   FOR ANNUAL AND TRANSITION REPORTS PURSUANT
         TO SECTIONS 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
           DECEMBER 31, 1999

                                        OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
           FROM TO

                        COMMISSION FILE NUMBER 000-26303

                           --------------------------

                               VIANT CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

                     DELAWARE                                           77-0427302
         (State or other Jurisdiction of                             (I.R.S. Employer
          Incorporation or Organization)                           Identification No.)

           89 SOUTH STREET, BOSTON, MA                                    02111
     (Address of Principal Executive Offices)                           (Zip Code)

                           --------------------------

                                 (617) 531-3700
               Registrant's Telephone Number, Including Area Code

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                    COMMON STOCK, $.001 PAR VALUE PER SHARE
                                (TITLE OF CLASS)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $1,047,236,000 on March 23, 2000 as reported by NASDAQ. Shares of voting stock held by each officer and director and each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. There were approximately 46,836,000 shares of Common Stock outstanding as of March 23, 2000.

                           --------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Company's Proxy Statement for the Annual Meeting of Shareholders tentatively scheduled on May 24, 2000 are incorporated by reference in Items 10, 11, 12 and 13 of Part III of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               VIANT CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                               TABLE OF CONTENTS

                                                                                    PAGE
                                                                                  --------
PART I
        Item 1.     Business....................................................       3
        Item 2.     Properties..................................................      12
        Item 3.     Legal Proceedings...........................................      12
        Item 4.     Submission of Matters to a Vote of Security Holders.........      12
PART II
        Item 5.     Market for Registrant's Common Equity and Related
                    Stockholder Matters.........................................      16
        Item 6.     Selected Financial Data.....................................      18
        Item 7.     Management's Discussion and Analysis of Financial Condition
                    and Results of Operations...................................      19
        Item 7A.    Quantitative and Qualitative Disclosures About Market
                    Risk........................................................      22
        Item 8.     Financial Statements and Supplementary Data.................      23
        Item 9.     Changes in and Disagreements with Accountants on Accounting
                    and Financial Disclosure....................................      39
PART III
        Item 10.    Executive Officers of the Registrant........................      39
        Item 11.    Executive Compensation......................................      41
        Item 12.    Security Ownership of Certain Beneficial Owners and
                    Management..................................................      41
        Item 13.    Certain Relationships and Related Transactions..............      41
PART IV
        Item 14.    Exhibits, Financial Statement Schedules and Reports on
                    Form 8-K....................................................      41
Signatures......................................................................    II-1

                                     PART I

               SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

    Certain statements contained in this Annual Report on Form 10-K, including information with respect to the Company's future business plans, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "plans," "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements. These factors include those set forth in the section entitled "Factors affecting Viant's Operating Results, Business Prospects and Market Price of Stock" below. You should also carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission, particularly the quarterly reports on Form 10-Q and any current reports on Form 8-K.

ITEM I. BUSINESS

    Viant is a leading Internet professional services firm providing strategic consulting, creative design and technology services to companies seeking to capitalize on the Internet. Viant creates value by helping clients rapidly develop and deploy Internet solutions. Viant accomplishes this value creation through a business model that emphasizes multi-disciplinary teams, an integrated service model, organic growth that reinforces the firm's culture and continuous innovation.

    Viant believes it has gained considerable experience and market presence from completing significant engagements for Global 1000 and other large companies such as American Express, BankBoston, CMGI, Compaq, Deutsche Bank, General Motors, Hewlett-Packard, Kinko's, Lucent Technologies, Polo/Ralph Lauren, LVMH, RadioShack, Sears Roebuck & Co. and Sony Pictures Entertainment.

INDUSTRY BACKGROUND--INTERNET GROWTH AND OPPORTUNITIES

    The number of Internet users worldwide has grown rapidly over the past several years. Increasing numbers of individuals and companies now use the Internet to search for information, communicate with others, conduct business and seek entertainment. According to International Data Corporation, the estimated number of Internet users worldwide was 142 million at the end of 1998, and is projected to grow to over 500 million users by the end of 2003.

    The broad acceptance of the Internet has created numerous opportunities for companies that are seeking growth and are challenged by highly competitive and rapidly changing markets, geographically dispersed operations and demands for increased efficiencies. As a result, many senior executives now rank their company's Internet strategy among their highest corporate priorities.

    Internet solutions permit companies to acquire new customers, conduct electronic commerce and consistently manage customer relationships. These solutions can also dramatically improve a company's ability to access, analyze and distribute important information to suppliers, business partners, employees and customers. A manager can, for example, check suppliers' inventories for the availability, pricing and estimated delivery time for important parts needed to fulfill orders. A sales person can perform research on her company's corporate database even though she is thousands of miles from corporate headquarters. Employees worldwide can verify their retirement account balances simply by checking their company's website. A consumer can comparison shop and purchase an item from the comfort of her own home. These examples translate into revenue growth and improved operating efficiencies.

    While there are numerous benefits that may be gained by utilizing the Internet, the analysis, design and implementation of an effective Internet solution requires a range of skills and expertise which few businesses possess. The successful design of Internet solutions requires careful analysis and definition of the strategic implications of the Internet for a business, the creative possibilities for brand, content and user experience and the technology required to support the solution. The rapid development and launch of Internet solutions further requires substantial expertise to develop and integrate new business processes with existing capabilities, to design and execute Internet marketing communications plans and to evaluate, select and implement the appropriate technologies for the Internet solution.

    The current supply of high quality, experienced Internet professionals is relatively limited, making the market extremely competitive for these individuals. Furthermore, it is costly and inefficient for companies seeking to implement their own Internet solutions to hire, train and retain these professionals. As a result, an increasing number of businesses, from start-ups to Global 1000 companies, engage Internet professional services firms to help them design and implement Internet solutions.

    The rapidly growing demand for Internet professional services has attracted many firms to this market. Viant believes that many of these firms suffer from one or more of the following limitations:

    - Strength in only one or two of the core competencies of strategic consulting, creative design and technology. Many of these firms have expertise in only one or two of these critical disciplines and therefore must partner with other firms to deliver a complete Internet solution. As a result, separate teams or firms with differing approaches, skill sets and cultures work on the same project. This separation often results in project delays, increased costs and other inefficiencies.

    - A time and materials business model. Service providers who utilize a time and materials model typically bill their clients for the time spent on a project. As a result, these service providers have a reduced incentive to complete a project early or on time as they will continue to be paid even if a project takes longer than planned. Clients, therefore, generally perceive that the time and materials model fails to align the service provider's goals with the client's, namely the rapid, efficient delivery of a working Internet solution.

    - Dependence on acquisitions to add competencies and geographic reach. Certain Internet professional services firms grow primarily through acquisitions of other firms in order to gain expertise in core disciplines or to expand geographically. The mere acquisition of these additional disciplines may not necessarily result in the creation of an integrated service approach. In addition, the integration of an acquired firm's employees and business systems is often difficult and time-consuming, resulting in inconsistent and inefficient delivery of services and solutions to the client.

    Accordingly, Viant believes that companies seeking to effectively capitalize on the Internet require and seek a firm with expertise in strategic consulting, creative design and technology to provide an integrated, seamless delivery of Internet solutions.

THE VIANT SOLUTION

    Viant is a leading Internet professional services firm providing strategic consulting, creative design and technology services to companies seeking to capitalize on the opportunities presented by the Internet. Viant has experienced increased demand for its services. Viant's revenues have grown from $8.8 million in 1997 to $20.0 million in 1998 and $61.3 million in 1999. Key elements of the Viant solution are:

INTEGRATED APPROACH

    Viant combines three core disciplines--strategic consulting, creative design and technology--to help clients reevaluate their strategies and transform their businesses to take advantage of the Internet. Viant delivers its services for each project through a multi-disciplinary team of strategists, creative designers and information technologists who typically work with key client representatives in a local Viant office. Viant believes that this integrated approach enables it to deliver comprehensive Internet solutions which can be implemented seamlessly and quickly. This approach also reduces costs, miscommunications and delays which can occur when the strategic consulting, creative design and technology disciplines are handled by different teams or firms.

VIANT SERVICE MODEL

    We created the Viant Service Model to organize and address the broad-ranging and complex needs of clients hoping to utilize the Internet effectively. The service model divides each engagement into three well-defined phases--Envision, Experience, and Launch--which provide our consultants with a consistent yet flexible service approach. The Viant Service Model takes a client efficiently from strategy all the way through implementation. Our approach identifies and prioritizes initiatives, rapidly delivers them to market, captures valuable market experience and feedback, and immediately applies this feedback to refine the solution. Viant executes this approach through an iterative process, which results in Internet solutions that are better suited to today's fast-changing market environment than solutions based on a traditional, lengthy and non-iterative approach. The service model also allows us to identify, capture, and reuse valuable Internet frameworks, designs, processes and techniques which we develop in our client projects.

FIXED-PRICE AND FIXED-TIME

    In substantially all of its engagements, Viant charges a fixed price for its services and provides the client with a substantive deliverable within a short, predetermined timeframe. Viant believes that clients favor fixed-price, fixed-time contracts because they focus on clearly defined deliverables and permit the client to more accurately manage project costs. These contracts also create incentives for Viant to finish within budgeted timeframes, thereby more closely aligning Viant's interests with the client's. Furthermore, this model creates the opportunity for Viant to achieve higher margins by delivering its solutions more efficiently.

STRATEGIC BUSINESS FOCUS

    Viant works with clients to reevaluate and transform their strategic business processes and operations to take advantage of the Internet. Viant's focus on initiatives that are critical to a client's strategy, operations and organization enables Viant to work with a client's most senior executives. Viant believes that its participation in and development of these critical initiatives results in the opportunity to provide premium value services.

ORGANIC GROWTH MODEL

    Viant believes its organic growth model is essential to its ability to maintain quality while increasing revenues. To date, Viant has built its business entirely through the training and assimilation of new employees, as opposed to adding employees and disciplines through mergers or acquisitions. A principal element of this training and assimilation is the QuickStart program, an intensive three-week program of activities and instruction attended by all new employees.

    In order to open new offices effectively and quickly, Viant staffs new locations with employees who have relocated from other offices. This process allows Viant to bring new offices on-line quickly, ready to service local clients. Additionally, Viant believes this process maintains consistent firm-wide quality and culture, and an ongoing entrepreneurial environment.

VIANT CULTURE

    Viant's culture is founded on professional growth, rapid learning and enterprise-wide knowledge-sharing. Employees are evaluated not only on their individual performance, but also on how well they teach other employees and share knowledge. Viant believes that its integrated team approach and policy of servicing clients from local offices has reduced travel time and allowed Viant managers to allocate work efficiently.

VIANT'S STRATEGY

    Viant's goal is to build upon its position as a leading provider of Internet professional services. To achieve this goal, Viant is pursuing the following strategies:

    EXPAND EXISTING CLIENT RELATIONSHIPS AND ATTRACT NEW CLIENTS

    Viant continues to focus on delivering high quality solutions to help its clients redefine and transform their businesses in order to capitalize on the Internet. Viant believes this focus improves client satisfaction and results in two distinct benefits: follow-on engagements with existing, satisfied clients and referrals for engagements with new clients. Viant also plans to continue to build its brand recognition, grow its sales efforts and expand its skill set to acquire new clients seeking comprehensive Internet solutions.

    ATTRACT AND RETAIN THE HIGHEST QUALITY EMPLOYEES

    Viant seeks to hire high quality employees with a broad range of experience and knowledge. Consistent with its organic growth plan, Viant recruits a substantial number of its new employees through an employee referral program. This program rewards employees for new hires referred by them. The QuickStart training and orientation program accelerates the dissemination of knowledge among new employees and instills an understanding of Viant's culture and shared values. Viant's culture provides long-term appeal for its employees by providing extensive client contact and allowing them to pursue mastery of one discipline or gain a broad exposure across two or more disciplines. Viant also encourages its employees to pursue entrepreneurial opportunities by helping to launch new offices. Viant believes that equity ownership is an important component of employee compensation. As a result, all Viant employees are granted options to purchase Viant stock upon commencement of employment. In addition, as a further incentive to attract and retain the highest quality employees, Viant has begun to explore investment vehicles through which it could invest in Internet-related businesses. Although Viant has not decided which vehicle, if any, is most appropriate, Viant may pass along to its employees a portion of the potential gains associated with any of these investments.

    LEVERAGE COMPANY-WIDE KNOWLEDGE

    Viant's multi-disciplinary teams gain valuable experience and knowledge through client engagements. Viant's culture, systems and processes promote the sharing of this knowledge throughout the company. Viant has developed a unique, proprietary knowledge sharing and collaboration system, consisting of electronic documents and shared workspaces, called FOCUS. During every client engagement, Viant project teams seek to expand Viant's knowledge base by identifying innovative processes, techniques and analyses that they believe will be valuable to other project teams. The FOCUS system enables the:

    - efficient distribution of company-wide knowledge and experience;

    - reuse of processes and knowledge from past projects;

    - acceleration and enhancement of professional development; and

    - close collaboration and knowledge sharing with clients during projects.

    The client benefits from Viant's FOCUS system which gives it access to a broad array of proven assets, methods and project experience. Viant benefits from this knowledge sharing strategy through the reuse of processes, components and methodologies. This strategy accelerates the delivery of Internet solutions and over time could result in improved operating margins.

    CONTINUE TO REFINE OUR OPERATING SYSTEMS AND PROCESSES

    Viant has built and continues to refine its management processes and supporting systems in order to streamline and standardize operations. These include systems and processes for:

    - revenue forecasting;

    - recruiting;

    - project financial management;

    - relationship management;

    - career management;

    - knowledge sharing;

    - project staffing; and

    - accounting.

    Viant believes that the evolution of its infrastructure has allowed and will continue to allow it to scale its operations and compete effectively.

    EXPAND GEOGRAPHICALLY

    Viant believes that significant revenue growth opportunities exist from expansion into new geographic markets. To date, Viant has opened offices in six cities in the United States and an office in London and has established a presence in two additional U.S. cities. Viant has plans to expand to additional domestic and international markets. Through its organic growth model, each office is initially staffed with experienced employees from other Viant offices and then with new employees from the local geographic area. Viant believes this expansion strategy provides ongoing entrepreneurial opportunities for employees and closer relationships with clients.

    EXTEND SERVICE OFFERING

    Viant believes that additional growth opportunities may also exist through strategic alliances with complementary service providers. As an example, Viant has entered into an alliance with Hewlett-Packard Company and Technology Crossover Ventures, called "NetSpinoff.com," as a means of offering additional services to meet new market demands. The alliance's planned service offerings include, among others: venture capital, digital brand strategy, digital organization design, web development, legacy-system integration and application hosting. NetSpinoff.com will target these services at Fortune 1000 corporations who are looking to create or spin-off Internet business.

    PROVIDE SERVICES ACROSS A BROAD RANGE OF INDUSTRIES

    Viant focuses on building knowledge of and skills relating to the design and development of Internet solutions to help companies redefine and transform their businesses. Viant believes the broad-based business knowledge and Internet expertise it attains from its client engagements is scalable across a wide range of industries. Clients have effectively utilized this expertise in a broad range of industries which, to date, have included:

    - financial services;

    - retail;

    - music and entertainment;

    - pharmaceutical;

    - media and publishing;

    - high technology;

    - utilities;

    - distribution;

    - telecommunications; and

    - professional placement services.

VIANT SERVICE MODEL

    The Viant Service Model is comprised of three distinct, customizable and iterative phases, which facilitate the rapid delivery of Internet solutions. These three phases are called Envision, Experience, and Launch. Viant works with the client to understand their specific business needs and determine the most appropriate activities within each phase of the service model. Each phase takes approximately

60-90 days, is provided on a fixed-price, fixed-time basis and involves all three core disciplines. These three phases may be repeated as required to refine and deliver an Internet solution.

ENVISION

    During the first phase, ENVISION, project teams examine the client's marketplace, including competitors, customer needs and brand identity. Viant interprets the client's core value proposition and business practices for the Internet environment based on Viant's integrated perspective of customer behavior and needs, competitive dynamics and technology trends and issues. Viant works with the client to establish a focused objective--for example, increased customer value, strengthened partner relationships or improved operating efficiencies--and a comprehensive set of business options to achieve this objective.

    Once this set of options is developed and articulated, Viant works with the client to further analyze and prioritize the potential options by:

    - defining the decision framework and criteria to select near-term and long-term Internet investments;

    - developing a profile of the client's capabilities and comparing those capabilities against the requirements of the solution;

    - performing a rigorous business case analysis to determine which option to pursue; and

    - creating a conceptual design to help visualize the options.

    At the end of this phase, Viant delivers an action plan that is understood and supported by key managers throughout the client organization and is grounded in the client's business strategy. The action plan outlines specific Internet solutions and their expected benefits. The plan also identifies the work needed to determine the solution's requirements.

EXPERIENCE

    In the second phase, EXPERIENCE, the project team utilizes the action plan from Envision and carefully investigates the Internet solutions through market tests. The project team creates an initial layout and subsequent prototypes of the Internet solution. These prototypes can then be tested with the client's existing and potential customers. The testing process allows clients to incorporate customer feedback into the Internet solution.

    Another important aspect of the Experience phase is the continued assessment of prototypes against the client's broad business strategy, internal operations and processes, marketing initiatives and technology systems. Viant helps the client refine its initial strategy and action plan into a better defined Internet solution and launch plan.

LAUNCH

    In the third phase, LAUNCH, activities center on creating the capabilities needed not only to implement an Internet solution, but also to establish that Internet solution as an ongoing and integrated dimension of the client's business operations. Project teams build and deploy Internet solutions through incremental releases. Project teams perform rigorous testing on each release to ensure proper functioning and reliability. Viant trains the client throughout the Launch phase enabling the client to manage ongoing maintenance once the Internet solution is complete. Activities in this phase include:

    - development of Internet software applications;

    - integration between the Internet solution and the client's existing technology systems;

    - refinement of the client's business and Internet strategy, based on operational needs and ongoing customer feedback;

    - management of changes in work processes;

    - rigorous testing of an Internet solution to ensure reliability and proper functionality;

    - transitioning the Internet solution to client personnel for ongoing maintenance and revision; and

    - execution of the integrated marketing strategy.

    The Viant Service Model's iterative build and release process provides a high degree of flexibility to meet changing client needs and ensures a high-quality solution.

BENEFITS OF THE VIANT SERVICE MODEL

    The Viant Service Model provides us with considerable benefits and advantages including:

    - A consistent approach for the rapid, effective delivery of all of Viant's services. This approach is taught to all Viant consultants through the QuickStart program and subsequent training programs;

    - Standard methods to identify and capture valuable reusable assets developed in client projects. These reusable assets include proprietary Internet frameworks, designs, tools, processes, techniques and software; and

    - A powerful means to facilitate sales forecasting and resource management.

    Viant also believes that the service model provides benefits to clients, which include:

    - COMPLETENESS. The Viant Service Model incorporates all the elements needed to design and implement an effective Internet solution, including the creation of the business strategy, development of the marketing plan, design of a business organization, layout of the technical architecture, implementation of the Internet solution and the introduction of the redesigned business. The Viant Service Model provides clients with an integrated set of activities that effectively move them from analysis through execution.

    - SPEED. The Viant Service Model takes a client efficiently from strategy all the way through implementation, avoiding costly hand-offs that typically occur when a client uses one consulting team or firm for strategy and operations, another for creative design and marketing, and a third for systems development and integration. Clients utilizing the Viant Service Model gain a benefit by rapidly getting the right Internet initiative to market.

    - INNOVATION. The Viant Service Model draws on multi-disciplinary teams of strategic consulting, creative design and technology experts. Clients benefit by having innovative ideas formed from three, distinct disciplinary perspectives, and from having these perspectives integrated early and throughout all phases of the engagement.

    - ALIGNMENT. The Viant Service Model draws on key representatives from various functional areas within the client's organization, including marketing, information technology, strategy and operations. As a result, the Internet strategy and execution receives deep and broad support across the client organization. This organizational support helps to ensure that Internet initiatives and investments are aligned with the client's business goals and operations.

    - UNIQUENESS. The Viant Service Model is highly flexible and can incorporate a client's prior Internet work and investments as well as its unique brand, organization and technology requirements. As a result, each client gets a unique work plan that is most efficient for its operations and organization, as well as unique Internet initiatives to specifically address that client's needs.

    - RISK MITIGATION. The Viant Service Model relies on proven frameworks, techniques and processes. As a result, clients benefit from reliable mechanisms that can be used to identify and manage project risk and to ensure the quality delivery of Internet initiatives, on time and within budget.

    We seek to protect the software applications, methods and internal business processes that comprise the Viant Service Model through a combination of copyright and trade secret laws. We use all reasonable efforts to protect the proprietary and confidential aspects of the service model by requiring any party having access to them to execute a nondisclosure agreement or an employee confidentiality agreement.

SALES AND MARKETING

    Viant markets its Internet professional services through sales professionals and consultants located in Atlanta, Boston, Chicago, Dallas, Houston, London, Los Angeles, New York, and San Francisco. Viant believes that this regional sales focus combined with our local service approach allows Viant to develop strong market presence and name recognition in each of our local markets. Viant's sales professionals operate through a coordinated and structured process to evaluate large numbers of prospective clients, target qualified prospects and secure new engagements.

    Viant primarily markets its services to Global 1000 corporations. In addition, Viant markets its services to early stage companies whose businesses are designed and built around the Internet. Viant believes that the opportunities and issues created by the Internet, including new brand enhancement possibilities and dramatic shifts in product distribution strategies, span a broad range of industries.

    Our sales efforts are supplemented by marketing and communications activities which we pursue to further build Viant's brand name and recognition in the marketplace. These activities include direct mail campaigns targeting corporate executives, public speaking opportunities, attendance at industry conferences and business events, a public relations program, sales and marketing materials and our own focused Internet brand initiative.

SIGNIFICANT CLIENTS

    We derive a significant portion of our revenues from large projects for a limited number of clients. In 1998, our five largest clients accounted for approximately 59% of our revenues. During this period, Kinko's Corporation, Lucent Technologies Inc. and Compaq Computer Corporation each accounted for more than 10% of our revenues. In 1999, our five largest clients accounted for approximately 48% of our revenues. During this period, Compaq and BankBoston each accounted for more than 10% of our revenues.

COMPETITION

    Viant competes in the Internet professional services market, which is relatively new and intensely competitive. Viant expects competition to intensify as the market evolves. Viant believes that the competitors fall into several categories, including the following:

    - Internet service firms, such as AGENCY.COM, iXL, Organic Online, Proxicom, Razorfish and USWeb/CKS;

    - technology integrators, such as Andersen Consulting, Cambridge Technology Partners, EDS, IBM, Sapient and Scient; and

    - strategic consulting firms, such as Bain, Booz-Allen & Hamilton, Boston Consulting Group, Diamond Technology Partners and McKinsey.

    Many of Viant's competitors have longer operating histories, larger client bases, longer relationships with clients, greater brand or name recognition and significantly greater financial, technical, marketing and public relations resources than Viant. Viant believes that only a few of these competitors offer an integrated package of professional Internet services. Several competitors, however, have announced their intention to offer a broader range of services than they currently provide.

    Viant believes that the principal competitive factors in the Internet professional services market are: the provision of integrated services, breadth of service offerings, cost certainty and a referenceable customer base. Viant believes that its service model allows it to compete favorably in all of the above areas.

    There are relatively low barriers to entry into the Internet professional services market. As a result, new market entrants pose a threat to Viant's business. Existing or future competitors may develop or offer services that are comparable or superior to ours at a lower price, which could have a material adverse effect on our business, financial condition and results of operations.

PEOPLE AND CULTURE

    Viant had 119 employees at the end of 1997, 213 at the end of 1998 and 405 employees as of December 31, 1999. None of Viant's employees is represented by a labor union and Viant believes its employee relations are excellent. Although Viant has experienced rapid growth, it continues to grow organically and to introduce every new employee into the Viant culture via its intensive three-week QuickStart training program. Viant believes that this shared introductory experience is critical to its corporate culture and service quality.

    Viant recognizes that its employees are key to its future success. This future success is based on the following factors:

    - an effective recruiting program that attracts bright, creative and entrepreneurial candidates;

    - a strong corporate culture reinforced through our organic growth model;

    - ongoing training and development; and

    - equity ownership for all employees.

PHILOSOPHY

    Viant's personnel and culture philosophy is simple: to provide every employee with an environment for professional growth and development. Viant believes that intelligent and motivated individuals achieve their fullest potential by collaborating with high-caliber professionals in a work environment charged with creativity and innovation. Viant also believes that individual learning is accelerated when the firm's collective knowledge and experience is shared in a team environment that is stimulating, challenging and fun.

RECRUITING

    Viant dedicates significant resources to its recruiting efforts. A substantial number of Viant's new hires come from referrals by current employees. Viant believes that its existing employees are an excellent recruiting resource and rewards employees that bring new people into the organization. Viant believes that the success of its employee referral program is a direct reflection of current employee satisfaction. Viant also actively recruits from many of the country's leading graduate and undergraduate programs and through professional search firms.

    TRAINING AND DEVELOPMENT

    Viant's training and professional development programs advance the skills of its employees and enable Viant to deliver high-quality services to its clients. A principal element of this training is Viant's QuickStart program. QuickStart is an intensive three-week program attended by all new employees. In the program, new employees learn about the culture and values of the firm, meet other new employees from across the firm and gain first-hand experience with Viant's Service Model. Additionally, Viant continues to develop programs that ensure each consulting professional has the opportunity to develop skills in each of Viant's core disciplines.

    COMPENSATION

    Viant's compensation program has been structured to attract and retain highly skilled professionals by offering competitive base salaries with annual cash bonus opportunities. Each Viant employee receives stock options upon commencement of employment and may receive additional options based upon performance.

ITEM 2. PROPERTIES

    Viant's headquarters are located in 20,000 square feet of leased office space in Boston, Massachusetts. This facility is used by Viant's senior management, administrative, human resources and training personnel as well as the Boston business unit consultants. The lease term extends to March 31, 2003 with a five-year renewal at the option of Viant. Additionally, Viant leases 25,000 square feet in New York, 23,466 square feet in San Francisco, 17,576 square feet in Dallas, 5,177 square feet in Chicago, 6,174 square feet in Los Angeles and 5,000 square feet in London. The New York lease term extends to July 28, 2007 with a ten-year renewal at the option of Viant. The San Francisco lease term extends to August 30, 2003 with a five-year renewal at the option of Viant. The Dallas lease was amended effective August 15, 1999 such that the lease term extends to September 30, 2004 with a five-year renewal at the option of Viant. The Chicago lease term is from September 1, 1999 through February 29, 2000, after which the lease will continue on a month-to-month basis terminable upon 30 days notice by either party. The Los Angeles lease term extends to March 31, 2001. The London lease extends to June 30, 2003.

ITEM 3. LEGAL PROCEEDINGS

    From time to time, Viant may be involved in litigation incidental to the conduct of its business. Viant is not currently party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

FACTORS AFFECTING VIANT'S OPERATING RESULTS, BUSINESS PROSPECTS AND MARKET PRICE OF STOCK

    The following important factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-K or presented elsewhere by management from time to time.

OUR LIMITED OPERATING HISTORY IN THE NEW AND EXPANDING INTERNET PROFESSIONAL SERVICES MARKET INCREASES THE POSSIBILITY THAT THE VALUE OF YOUR INVESTMENT WILL DECLINE

    We were formed in 1996. Our limited operating history in the new and expanding Internet professional services market makes it difficult to evaluate our business. The uncertainty of our future performance and the uncertainties regarding the Internet, such as taxation, technical limitations and competition, increase the risk that the value of your investment will decline. Our failure to accurately address the issues facing our business could cause our business results to significantly decline.

TO SUCCEED IN OUR LABOR INTENSIVE BUSINESS, WE MUST RECRUIT AND RETAIN QUALIFIED PROFESSIONALS, WHO ARE CURRENTLY IN HIGH DEMAND

    The labor-intensive Internet professional services industry currently faces a shortage of qualified personnel, which is expected to continue. We compete intensely with other companies to recruit and hire from this limited pool. If we cannot hire and retain qualified personnel or if a significant number of our current employees leave, we may be unable to complete or retain existing projects or bid for new projects of similar scope and revenue. Any inability to hire and retain employees would cause our business results to suffer.

OUR BUSINESS MAY BE NEGATIVELY IMPACTED IF WE FAIL TO ACCURATELY ESTIMATE THE TIME AND RESOURCES NECESSARY FOR THE PERFORMANCE OF OUR SERVICES

    A key element of our strategy is to enter into fixed-price, fixed-time contracts, rather than contracts in which the client pays us on a time and materials basis. If we fail to accurately estimate the resources required for a project or fail to satisfy our contractual obligations in a manner consistent with the project plan, then our costs to complete the project could increase substantially. We have occasionally had to commit unanticipated additional resources to complete projects, and we may have to take similar action in the future.

IF CLIENTS DO NOT REHIRE US FOR NEW PROJECTS, OR THEY TERMINATE OR REDUCE THE SCOPE OF EXISTING PROJECTS OUR REVENUES MAY DECLINE

    Substantially all of our revenues are derived from fixed-price, fixed-time contracts for discrete client engagements. These engagements vary in size and scope. If clients do not retain us for subsequent engagements, then our revenues could decline. In addition, while our service model is designed as an integrated approach, each sequential phase of that process represents a separate contractual commitment. The client may elect not to proceed to the next phase of a project. The decision of clients not to proceed to the next phase of a project could impair our revenues.

    Most of our contracts cannot be terminated by a client unless we have materially breached the contract. However, a client may nevertheless attempt to cancel or reduce the scope of a project. It is possible that we may agree to the cancellation or reduction in scope, or that in the event of a dispute over whether it has the right to cancel or reduce the scope of a project, the client may prevail. The cancellation, or reduction in scope, of a project could have a negative impact on our revenues.

OUR REVENUES COULD BE NEGATIVELY AFFECTED BY THE LOSS OF A MAJOR CLIENT

    We derive a significant portion of our revenues from large projects for a limited number of clients. The loss of any major client could dramatically reduce our revenues. In 1998, our five largest clients accounted for approximately 59% of our revenues. During such period Kinko's Corporation, Lucent Technologies Inc. and Compaq Computer Corporation each accounted for more than 10% of our revenues and four other clients each accounted for more than 5% of our revenues. For the year ended December 31, 1999, our five largest clients accounted for approximately 48% of our revenues. During such period Compaq and BankBoston each accounted for more than 10% of our revenues and three other clients each accounted for more than 5% of our revenues.

FLUCTUATIONS IN OUR QUARTERLY REVENUES AND OPERATING RESULTS MAY LEAD TO REDUCED PRICES FOR OUR STOCK

    We believe that period-to-period comparisons of our operating results are not necessarily meaningful. These comparisons cannot be relied upon as indicators of future performance. However, if our operating results in any future period fall below the expectations of securities analysts and investors, the market price of our securities would likely decline.

    Factors that have caused our results to fluctuate in the past and which are likely to affect us in the future include the following:

    - variability in market demand for the Internet and for Internet professional services;

    - length of the sales cycle associated with our service offerings;

    - the number, size and scope of our projects; and

    - the efficiency with which we utilize our employees, including our ability to transition employees from completed engagements to new engagements.

    In addition, other factors may also affect us, including:

    - the introduction of new services by our competitors;

    - changes in pricing policies by our competitors; and

    - our ability to attract and retain clients.

    Some of these factors are within our control and others are outside our control.

THE INTERNET PROFESSIONAL SERVICES MARKET IS HIGHLY COMPETITIVE AND HAS LOW BARRIERS TO ENTRY. IF WE CANNOT EFFECTIVELY COMPETE, OUR REVENUES MAY DECLINE

    The Internet professional services market is relatively new and intensely competitive. We expect competition to intensify even further as this market evolves. Many of our competitors have longer operating histories, more clients, longer relationships with their clients, greater brand or name recognition and significantly greater financial, technical, marketing and public relations resources than we do. As a result, our competitors may be in a stronger position to respond quickly to new or emerging technologies and changes in client requirements. They may also develop and promote their products and services more effectively than we do.

    There are relatively low barriers to entry into the Internet professional services market. In addition, we do not own any patented technology that stops competitors from entering the Internet professional services market or from providing services similar to ours. As a result, new and unknown market entrants pose a threat to our business. Current or future competitors may develop or offer services that are comparable or superior to ours at a lower price, which could significantly decrease our revenues.

OUR BUSINESS WILL BE NEGATIVELY AFFECTED IF WE DO NOT KEEP UP WITH THE INTERNET'S RAPID TECHNOLOGICAL CHANGE, EVOLVING INDUSTRY STANDARDS AND CHANGING CLIENT REQUIREMENTS

    The Internet professional services market is characterized by rapidly changing technology, evolving industry standards and changing client needs. Accordingly, our future success will depend, in part, on our ability to meet these challenges. Among the most important challenges facing us are the need to:

    - effectively use leading technologies;

    - continue to develop our strategic and technical expertise;

    - influence and respond to emerging industry standards and other technological changes;

    - enhance our current services;

    - develop new services that meet changing customer needs; and

    - advertise and market our services.

    All of these challenges must be met in a timely and cost-effective manner. We cannot assure you that we will succeed in effectively meeting these challenges and our failure to do so could harm our business results.

OUR REVENUES MAY DECREASE IF GROWTH IN THE USE OF THE INTERNET DECLINES

    Our business is dependent upon continued growth in the use of the Internet by our clients, prospective clients and their customers and suppliers. Published reports indicate that capacity constraints caused by growth in Internet usage may, unless resolved, impede further growth in Internet use. If the number of users on the Internet does not increase and commerce over the Internet does not become more accepted and widespread, demand for our services may decrease and, as a result, our revenues would decline. The factors that may affect Internet usage or electronic commerce adoption include:

    - actual or perceived lack of security of information;

    - lack of access and ease of use;

    - congestion of Internet traffic;

    - inconsistent quality of service;

    - increases in access costs to the Internet;

    - excessive governmental regulation;

    - uncertainty regarding intellectual property ownership;

    - reluctance to adopt new business methods; and

    - costs associated with the obsolescence of existing infrastructure.

WE MAY FACE INTELLECTUAL PROPERTY CLAIMS THAT MAY BE COSTLY TO RESOLVE OR LIMIT
  OUR ABILITY TO USE INTELLECTUAL PROPERTY IN THE FUTURE

    We are obligated under some agreements to indemnify other parties as a result of claims that we infringe on the proprietary rights of third parties. Although we do not believe that the solutions that we develop for clients infringe on any third-party proprietary rights, we cannot assure you that third parties will not assert infringement claims against us in the future or that these claims will not be successful. We could incur substantial costs and diversion of management resources to defend any claims relating to proprietary rights. These costs and diversions could cause our business results to suffer. If any party asserts a claim against us relating to proprietary technology or information, we may need to obtain licenses to the disputed intellectual property. We cannot assure you, however, that we will be able to obtain these licenses on commercially reasonable terms or that we will be able to obtain any licenses at all. The failure to obtain necessary licenses or other rights could cause our business results to suffer.

    Our business often involves the development of software applications for specific client engagements. We generally retain the right to use any intellectual property that is developed during a client engagement that is of general applicability and is not specific to the client's project. We also develop software applications for our own internal use and we retain ownership of these applications. There can be no assurance that clients will not demand assignment of ownership or restrictions on our use of the work that we produce for clients in the future. Issues relating to the ownership of and rights to use software can be complicated and there can be no assurance that disputes will not arise that affect our ability to reuse this software which could harm our business results.

DIFFICULTIES PRESENTED BY INTERNATIONAL FACTORS COULD NEGATIVELY AFFECT OUR
  BUSINESS

    One component of our strategy is to expand into international markets, as evidenced by the opening of our London office. We believe that we will face certain risks in doing business abroad that we do not face domestically. Among the international risks we believe are most likely to affect us are:

    - difficulties in staffing and managing international operations;

    - longer payment cycles;

    - problems in collecting accounts receivable;

    - international currency issues, including fluctuations in currency exchange rates and the conversion to the euro by all countries of the European Union by year end 2003; and

    - restrictions on the import and export of sensitive U.S. technologies, such as data security and encryption technologies that we may wish to use in solutions we develop for customers.

    Any of these factors or other factors not enumerated here could damage our business results.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    (a)(1) Market Price of Common Stock

    Viant's Common Stock is quoted on the Nasdaq National Market System under the symbol "VIAN". The following table sets forth for the periods indicated the high and low sale prices for Viant's Common Stock and has been adjusted to reflect Viant's 2-for-1 stock split in the form of a dividend paid to stockholders of record on February 8, 2000.

                                                                HIGH       LOW
                                                              --------   --------
Second Quarter (since June 18, 1999)........................   $17.50     $10.94
Third Quarter...............................................   $26.07     $12.38
Fourth Quarter..............................................   $59.44     $26.61

    On March 23, 2000, the last reported sale price of Viant's Common Stock was $38.38 per share. As of March 23, 2000, there were 373 holders of record of the Common Stock.

    Viant has never declared or paid any cash dividend on its capital stock. Viant currently intends to retain any future earnings and therefore does not anticipate paying cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

    Since our incorporation in April 1996, we have sold and issued the following securities:

    (1) On April 15, 1996 we issued 11,018,782 shares of common stock to one founder for an aggregate consideration of $550.94. On May 16, 1996 we issued 2,587,500 shares of common stock to one investor for an aggregate consideration of $129.38.

    (2) On May 16, 1996 we issued 5,746,874 shares of Series A preferred stock to ten investors for an aggregate consideration of $3,064,997.55.

    (3) On June 19, 1996 we issued 1,499,925 shares of Series B preferred stock to two investors for an aggregate consideration of $1,000,000.00

    (4) On June 4, 1997 we issued 2,080,103 shares of Series C preferred stock to 32 investors for an aggregate consideration of $6,031,258.61. On October 10, 1997 we also issued 679,488 shares of Series C preferred stock to 32 investors and employees for an aggregate consideration of $1,970,174.91.

    (5) On December 11, 1997 we issued 375,000 shares of common stock to one investor for an aggregate consideration of $18,750.00.

    (6) On March 25, 1998 we issued a warrant for 35,986 shares of Series C preferred stock to an equipment lessor in connection with an equipment lease agreement. This warrant has an exercise price of $3.625 per share and currently remains outstanding in full. On March 26, 1998 we issued a warrant for 5,517 shares of Series C preferred stock to another equipment lessor in connection with an equipment lease agreement. Such warrant had an exercise price of $3.625 per share and was exercised in June 1999.

    (7) From November 4, 1998 to February 1, 1999 we issued 3,168,704 shares of Series D preferred stock to 31 investors and employees for an aggregate consideration of $20,248,018.56.

    (8) Since our incorporation and as of December 31, 1999, we have issued options to purchase an aggregate of 18,452,310 shares of common stock with exercise prices ranging from $0.025 to $58.75 per share. Since our incorporation and as of December 31, 1999, options to purchase 4,657,878 shares of common stock have been exercised for an aggregate consideration of $1,356,157.50.

    No underwriters were employed in connection with any of the transactions set forth above.

    The issuances of securities described in items (1) through (7) were deemed to be exempt from registration under the Securities Act of 1933 in reliance on
Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving a public offering. The issuances of securities described in item (8) were deemed to be exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) or Rule 701 promulgated thereunder as transactions pursuant to compensatory benefit plans and contracts relating to compensation. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions. All recipients either received adequate information about the Registrant or had access, through employment or other relationships, to such information.

USE OF PROCEEDS
(UNAUDITED)

    The following information is provided as an amendment to the initial report on Form SR, "Report of Sales of Securities and Use of Proceeds Therefrom," regarding the use of proceeds from the sale of common stock under the Company's Registration Statement on Form S-1 (SEC file number 333-76049), which was declared effective on June 17, 1999. The information provided is for the period from May 29, 1999 through December 31, 1999.

    During this period the Company had a positive cash flow of $177,228,000. All proceeds from this offering and Viant's secondary offering, effective
December 17, 1999, were invested primarily in certificates of deposit and short-term high grade commercial paper and U.S. government backed securities.

ITEM 6. SELECTED FINANCIAL DATA

    The selected financial data set forth below should be read in conjunction with Viant's financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this 10K filing. Selected financial data as of and for each of the four fiscal years ended December 31, 1996, December 31, 1997, January 1, 1999 and December 31, 1999 have been derived from Viant's audited financial statements. The historical results are not necessarily indicative of the operating results to be expected in the future.

                                                 PERIOD FROM
                                                APRIL 10, 1996                  YEAR ENDED
                                                (INCEPTION) TO   ----------------------------------------
                                                 DECEMBER 31,    DECEMBER 31,   JANUARY 1,   DECEMBER 31,
                                                     1996            1997          1999          1999
                                                --------------   ------------   ----------   ------------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net revenues..................................     $   642          $ 8,808       $20,043       $61,332
                                                   -------          -------       -------       -------
Operating expenses:
    Professional services.....................         516            4,530        11,250        28,509
    Sales and marketing.......................         461            1,577         3,324         6,688
    General and administrative................       1,077            6,298        10,365        22,837
    Research and development..................         338              581         1,429         3,623
                                                   -------          -------       -------       -------
      Total operating expenses................       2,392           12,986        26,368        61,657
                                                   -------          -------       -------       -------
  Loss from operations........................      (1,750)          (4,178)       (6,325)         (325)
Interest and other income (expense), net......          91               98          (162)        1,793
Provision for income taxes....................          --               --            --            57
                                                   -------          -------       -------       -------
Net income (loss).............................     $(1,659)         $(4,080)      $(6,487)      $ 1,411
                                                   =======          =======       =======       =======
Net income (loss) per share:
  Basic.......................................     $ (0.21)         $ (0.59)      $ (0.88)      $  0.05
  Diluted.....................................     $ (0.21)         $ (0.59)      $ (0.88)      $  0.04
Shares used in computing net income (loss) per
  share:
  Basic.......................................       7,962            6,936         7,362        27,208
  Diluted.....................................       7,962            6,936         7,362        31,904
Pro forma net income per share (1):
  Basic.......................................                                                  $  0.04
  Diluted.....................................                                                  $  0.03
Shares used in computing pro forma net income
  per share:
  Basic.......................................                                                   39,298
  Diluted.....................................                                                   43,992

                                                 DECEMBER, 31   DECEMBER 31,   JANUARY 1,   DECEMBER 31,
                                                     1996           1997          1999          1999
                                                 ------------   ------------   ----------   ------------
                                                                     (IN THOUSANDS)
BALANCE SHEET DATA:
  Cash, cash equivalents and short-term
    investment.................................     $2,145         $6,174        $18,811      $188,176
  Working capital..............................      2,179          4,517         17,622       187,084
  Total assets.................................      2,806         10,318         29,753       214,226
  Capital lease obligations, net of current
    portion....................................         --            670          2,237         1,533
  Total stockholders' equity...................      2,394          6,006         19,665       193,079

------------------------

(1) Unaudited pro forma net income per share for the year ended December 31, 1999 is computed using the weighted average number of common shares outstanding, adjusted to include the pro forma effects of the conversion of preferred stock to common stock as if such conversion had occurred on January 2, 1999, or at the date of original issuance, if later.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF VIANT SHOULD BE READ IN CONJUNCTION WITH "SELECTED FINANCIAL DATA" AND VIANT'S AUDITED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, INCLUDED ELSEWHERE IN THIS REPORT. EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE DISCUSSION IN THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS, UNCERTAINTIES AND ASSUMPTIONS SUCH AS STATEMENTS OF VIANT'S PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS. THE CAUTIONARY STATEMENTS MADE IN THIS REPORT SHOULD BE READ AS BEING APPLICABLE TO ALL RELATED FORWARD-LOOKING STATEMENTS WHEREVER THEY APPEAR IN THIS REPORT. VIANT'S ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE, ACHIEVEMENTS AND REPORT COULD DIFFER MATERIALLY FROM THOSE DISCUSSED BELOW. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED IN "FACTORS AFFECTING VIANT'S OPERATING RESULTS, BUSINESS PROSPECTS AND MARKET PRICE OF STOCK," AS WELL AS THOSE DISCUSSED ELSEWHERE HEREIN.

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

    Viant's revenues and earnings may fluctuate from quarter to quarter based on such factors within and outside its control, including: the variability in market demand for the Internet and for Internet professional services, the length of the sales cycle associated with our service offerings, the number, size and scope of our projects, and the efficiency with which we utilize our employees. See "Factors Affecting Viant's Operating Results, Business Prospects and Market Price of Stock--Fluctuations in our quarterly revenues and operating results may lead to reduced prices for our stock." Viant does not track backlog information. Any information regarding anticipated future revenue from clients would not be meaningful and potentially misleading.

    The number of Viant employees increased from 213 as of January 1, 1999 to 405 as of December 31, 1999. Personnel compensation and facilities costs represent a high percentage of Viant's operating expenses and are relatively fixed in advance of each quarter. Accordingly, if revenues do not increase at a rate equal to expenses, Viant's business, financial condition or results of operations could be materially and adversely affected. In addition, Viant's liquidity may also be adversely affected if revenues do not increase at a rate equal to these additional expenses, to the extent Viant is unable to reduce operating expenses.

    During 1998, Viant changed its fiscal year to the 52-week period ending on the Friday nearest the last day of December of that year. Prior to this, the fiscal year of Viant was the calendar year. All references below to the results of operations for 1998 are the actual operating results for the fiscal year ended January 1, 1999.

RESULTS OF OPERATIONS

    The following table sets forth the percentage of net revenues of certain items included in Viant's statement of operations for the periods indicated:

                                                                           YEAR ENDED
                                                            ----------------------------------------
                                                            DECEMBER, 31   JANUARY 1,   DECEMBER, 31
                                                                1997          1999          1999
                                                            ------------   ----------   ------------
Net revenues..............................................       100%          100%          100%
                                                                 ===           ===           ===
Operating expenses:
  Professional services...................................        51            56            46
  Sales and marketing.....................................        18            16            11
  General and administrative..............................        71            52            37
  Research and development................................         7             7             6
                                                                 ---           ---           ---
    Total operating expenses..............................       147           131           100
                                                                 ---           ---           ---
Loss from operations......................................       (47)          (31)           (1)
Interest and other income (expense), net..................         1            (1)            3
Provision for income taxes................................        --            --            --
                                                                 ---           ---           ---
Net income (loss).........................................       (46)%         (32)%           2%
                                                                 ===           ===           ===

COMPARISON OF FISCAL YEARS 1997, 1998 AND 1999

    NET REVENUES. Net revenues were $61.3 million in 1999, representing an increase of 207% over revenues of $20.0 million for the year ended January 1, 1999. The increase in net revenues reflected growing demand for Internet professional services and increases in both the size and number of Viant's client engagements. Net revenues increased from $8.8 million for the year ended December 31, 1997 to $20.0 million for the year ended January 1, 1999. The $11.2 million increase reflected increases in both the size and number of client engagements. Revenues derived from Viant's three largest clients, as a percentage of total net revenues, decreased from 68% in 1997, to 42% in 1998 and to 35% in 1999, reflecting an increase in business from other clients.

    Billings in advance of services performed are recorded as deferred revenues. Viant had $931,000 in deferred revenues at December 31, 1997, $1.1 million at January 1, 1999 and $2.7 million at December 31, 1999. The increase in deferred revenues from year to year reflects new client engagements as well as contractual terms that allow Viant to bill clients in advance of performing services. During 1997, 1998 and 1999, substantially all of Viant's revenues were derived from fixed-price, fixed-time contracts.

    PROFESSIONAL SERVICES. Professional services expenses consist primarily of compensation and benefits for employees engaged in the delivery of Internet professional services and non-reimbursable expenses related to client projects. Professional services expenses represented 51% of total net revenues in 1997, 56% in 1998 and 46% in 1999. The decrease in professional services expenses as a percentage of net revenues in 1999 compared to 1998 reflects the higher revenues generated in 1999 as compared to 1998, increased utilization of professional staff and better planning and execution on client engagements. The increase in professional services expenses as a percentage of net revenues in 1998 compared to 1997 was primarily due to Viant's strategy of increased hiring in anticipation of future growth as well as higher salaries. Professional services expenses increased by $6.7 million from 1997 to 1998 and $17.3 million from 1998 to 1999. These increases were primarily due to the hiring of additional professional staff.

    SALES AND MARKETING. Sales and marketing expenses consist primarily of compensation, benefits and travel costs for employees in the sales and marketing groups, marketing program costs and an allocation of facilities costs. Sales and marketing expenses represented 18% of total net revenues in 1997, 16% in 1998 and 11% in 1999. The decrease in sales and marketing expenses as a percentage of revenues from 1998 to 1999 and from 1997 to 1998 was primarily due to higher revenues generated per sales employee and revenue growth. Sales and marketing expenses increased by $1.7 million from 1997 to 1998 and $3.4 million from 1998 to 1999. These increases were attributable to the increase in the number of sales personnel and an overall increase in Viant's marketing and branding efforts.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of compensation, benefits and travel costs for employees in Viant's management, human resources, finance and administration groups, and facilities costs not allocated to sales and marketing or research and development. General and administrative expenses represented 71% of total net revenues in 1997, 52% in 1998 and 37% in 1999. The decrease of general and administrative expenses as a percentage of net revenues was the result of higher revenue growth versus infrastructure support costs and more efficient operations. General and administrative expenses increased by $4.1 million from 1997 to 1998 and $12.5 million from 1998 to 1999. These increases were primarily the result of increased personnel and facilities costs in connection with the opening of additional offices. After adjustment to exclude non-recurring 1997 severance expenses of $1.5 million related to an agreement between Viant and a former employee, general and administrative expenses represented 54% of total net revenues in 1997.

    RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of compensation, benefits and an allocation of facilities costs for employees associated with Viant's innovation groups. Research and development expenses represented 7% of total net revenues in 1997, 7% in 1998 and 6% in 1999. Research and development expenses increased $848,000 from 1997 to 1998 because of the addition of two innovation groups. Research and development expenses increased $2.2 million from 1998 to 1999 primarily because of additional personnel in these groups. The decrease in research and development expenses as a percentage of total net revenues from 1998 to 1999 was primarily due to revenue growth.

LIQUIDITY AND CAPITAL RESOURCES

    Since inception, Viant has funded its operations and investments in property and equipment through private and public equity financings, bank borrowings and capital lease financing arrangements. Viant's cash, cash equivalents and short-term investments increased from $18.8 million at the end of 1998 to $188.2 million as of December 31, 1999. This increase is primarily due to the receipt of net proceeds of $50.2 million from the issuance of 6,900,000 shares of common stock in Viant's initial public offering on June 18, 1999 and from the net proceeds of $120.3 million for the issuance of 2,685,920 shares of common stock in a public offering on December 8, 1999. Additionally, there was

$5.7 million in cash provided by operations. Viant used $125.3 million in cash for investing activities in 1999.

    Viant has a $3.2 million capital lease facility with a leasing company that is secured by the capital assets purchased with the borrowings. Outstanding borrowings under the above credit facility totaled $2.1 million as of December 31, 1999.

    Viant believes that its current cash, cash equivalents and short-term investments will be sufficient to meet Viant's working capital and capital expenditure requirements for at least the next 24 months. However, there can be no assurance that Viant will not require additional financings within this time frame or that such additional financing, if needed, will be available on terms acceptable to Viant, if at all.

PENDING ACCOUNTING PRONOUNCEMENTS

    In 1998, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"), which initially would have been effective for all fiscal quarters beginning after June 15, 1999. In June 1999, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of Effective Date of FAS 133 ("FAS 137"). FAS 137 defers the effective date of FAS 133 until June 15, 2000. FAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at a fair value. Viant expects that the adoption of FAS 133 will not have a material impact on Viant's financial position of results of operations.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes the SEC's view in applying generally accepted accounting principles to selected revenue recognition issues. The application of the guidance in SAB 101 will be required in Viant's first quarter of 2000. The effects of applying this guidance, if any, will be reported as a cumulative effect adjustment resulting from a change in accounting principle. Viant does not expect the adoption of SAB 101 to have a material effect on its financial statements, however, the final evaluation of SAB 101 is not yet complete.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Viant does not believe that there is any material market risk exposure with respect to derivative or other financial instruments which would require disclosure under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Report of Independent Accountants...........................     24
Statement of Operations for the Years Ended December 31,
  1997, January 1, 1999 and December 31, 1999...............     25
Balance Sheet as of January 1, 1999 and December 31, 1999...     26
Statement of Cash Flows for the Years Ended December 31,
  1997, January 1, 1999 and December 31, 1999...............     27
Statement of Stockholders' Equity for the Years Ended
  December 31, 1997, January 1, 1999 and December 31,
  1999......................................................     28
Notes to Financial Statements...............................     29

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Viant Corporation

    In our opinion, the accompanying balance sheet and the related statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Viant Corporation at December 31, 1999 and January 1, 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of Viant's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Boston, Massachusetts
February 8, 2000

                               VIANT CORPORATION

                            STATEMENT OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                          YEARS ENDED
                                                            ----------------------------------------
                                                            DECEMBER 31,   JANUARY 1,   DECEMBER 31,
                                                                1997          1999          1999
                                                            ------------   ----------   ------------
Net revenues..............................................     $ 8,808       $20,043       $61,332
                                                               -------       -------       -------
Operating expenses:
    Professional services.................................       4,530        11,250        28,509
    Sales and marketing...................................       1,577         3,324         6,688
    General and administrative............................       6,298        10,365        22,837
    Research and development..............................         581         1,429         3,623
                                                               -------       -------       -------
      Total operating expenses............................      12,986        26,368        61,657
                                                               -------       -------       -------
      Loss from operations................................      (4,178)       (6,325)         (325)
Interest income...........................................         160           234         2,197
Interest expense..........................................         (25)         (371)         (402)
Other expense, net........................................         (37)          (25)           (2)
                                                               -------       -------       -------
    Income (loss) before income taxes.....................      (4,080)       (6,487)        1,468
Provision for income taxes................................          --            --            57
                                                               -------       -------       -------
Net income (loss).........................................     $(4,080)      $(6,487)      $ 1,411
                                                               =======       =======       =======
Net income (loss) per share:
        Basic.............................................     $ (0.59)      $ (0.88)      $  0.05
        Diluted...........................................     $ (0.59)      $ (0.88)      $  0.04

Shares used in computing net income (loss) per share:
        Basic.............................................       6,936         7,362        27,208
        Diluted...........................................       6,936         7,362        31,904

Pro forma net income per share:
        Basic.............................................                                 $  0.04
        Diluted...........................................                                 $  0.03

Shares used in computing pro forma net income per share:
        Basic.............................................                                  39,298
        Diluted...........................................                                  43,992

   The accompanying notes are an integral part of these financial statements.

                               VIANT CORPORATION
                                 BALANCE SHEET
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              JANUARY 1, 1999    DECEMBER 31, 1999
                                                              ----------------   -----------------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................      $18,209            $ 66,450
  Short-term investments....................................          602             121,726
  Accounts receivable, net..................................        5,472              16,927
  Prepaid expenses and other current assets.................        1,190               1,595
                                                                  -------            --------
    Total current assets....................................       25,473             206,698
Property and equipment, net.................................        4,048               6,767
Other assets................................................          232                 761
                                                                  -------            --------
  Total assets..............................................      $29,753            $214,226
                                                                  =======            ========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.........................      $ 2,850            $     --
  Current portion of capital lease obligation...............          416                 608
  Accounts payable..........................................          626               2,877
  Accrued expenses..........................................        2,907              13,381
  Deferred revenues.........................................        1,052               2,748
                                                                  -------            --------
    Total current liabilities...............................        7,851              19,614
  Long-term debt, less current portion......................          603                  --
  Capital lease obligations, less current portion...........        1,634               1,533
                                                                  -------            --------
    Total liabilities.......................................       10,088              21,147
                                                                  -------            --------
  Commitments (Note 6)......................................           --                  --

Stockholders' equity:
  Convertible preferred stock:
  Series D: no par value; 3,240,000 and 0 shares authorized, respectively; 3,167,100 and 0 shares issued and
    outstanding, respectively...............................       20,125                  --
  Series A: no par value; 5,746,874 and 0 shares authorized, respectively; 5,746,874 and 0 shares issued and
    outstanding, respectively...............................        3,047                  --
  Series B: no par value; 1,499,925 and 0 shares authorized, respectively; 1,499,925 and 0 shares issued and
    outstanding, respectively...............................          987                  --
  Series C: no par value; 2,830,408 and 0 shares authorized, respectively; 2,759,625 and 0 shares issued and
    outstanding, respectively...............................        7,977                  --
  Preferred stock, $0.001 par value; 0 and 5,000,000 shares
    authorized, respectively; no shares issued and
    outstanding.............................................           --                  --
  Common stock; $0.001 par value; 25,000,000 and 50,000,000
    shares authorized, respectively; 8,588,472 and
    46,071,286 shares issued and outstanding, respectively..            8                  46
Additional paid-in capital..................................          425             208,489
Deferred compensation.......................................           --              (3,958)
Other comprehensive income..................................           --                  (5)
Accumulated deficit.........................................      (12,904)            (11,493)
                                                                  -------            --------
Total stockholders' equity..................................       19,665             193,079
                                                                  -------            --------
Total liabilities and stockholders' equity..................      $29,753            $214,226
                                                                  =======            ========

   The accompanying notes are an integral part of these financial statements.

                               VIANT CORPORATION
                            STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                         YEARS ENDED
                                                           ----------------------------------------
                                                           DECEMBER 31,   JANUARY 1,   DECEMBER 31,
                                                               1997          1999          1999
                                                           ------------   ----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)......................................     $(4,080)     $(6,487)      $   1,411
  Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
    Tax benefit from disqualifying dispositions..........          --           --              57
    Depreciation and amortization........................         205        1,065           1,958
    Stock-based compensation expense.....................         200           --             253
    Changes in operating assets and liabilities:
      Accounts receivable................................      (1,436)      (3,652)        (11,455)
      Prepaid expenses and other assets..................        (251)      (1,109)           (934)
      Accounts payable...................................       1,079         (539)          2,251
      Accrued expenses...................................         970        1,710          10,474
      Deferred revenues..................................         832          121           1,696
                                                              -------      -------       ---------
        Net cash (used in) provided by operating
          activities.....................................      (2,481)      (8,891)          5,711
                                                              -------      -------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments....................        (615)        (602)       (126,619)
  Maturity of short-term investments.....................          --          615           5,495
  Purchases of property and equipment....................      (2,001)        (901)         (4,210)
                                                              -------      -------       ---------
        Net cash used in investing activities............      (2,616)        (888)       (125,334)
                                                              -------      -------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options................          --           --           1,161
  Proceeds from issuance of convertible preferred stock,
    net..................................................       7,977       20,125              75
  Proceeds from issuance of common stock, net............         195           21         170,462
  Proceeds from borrowings on lines of credit............       1,046        2,749              --
  Principal payments on lines of credit..................         (27)        (315)         (3,453)
  Repurchase of common stock.............................        (680)          --              --
  Principal payments on capital lease obligations........          --         (151)           (376)
                                                              -------      -------       ---------
        Net cash provided by financing activities........       8,511       22,429         167,869
                                                              -------      -------       ---------
Effect of exchange rate changes on cash and cash
  equivalents............................................          --           --              (5)
                                                              -------      -------       ---------
Net increase in cash and cash equivalents................       3,414       12,650          48,241
Cash and cash equivalents at beginning of year...........       2,145        5,559          18,209
                                                              -------      -------       ---------
Cash and cash equivalents at end of year.................     $ 5,559      $18,209       $  66,450
                                                              =======      =======       =========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest...................................     $    22      $   371       $     402

NONCASH INVESTING AND FINANCING ACTIVITIES:
Equipment acquired under capital lease obligations.......     $    --      $ 2,201       $     467

   The accompanying notes are an integral part of these financial statements.

                               VIANT CORPORATION

                       STATEMENT OF STOCKHOLDERS' EQUITY

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                           PREFERRED STOCK           COMMON STOCK        ADDITIONAL                      OTHER
                                        ----------------------   ---------------------    PAID-IN       DEFERRED     COMPREHENSIVE
                                          SHARES       VALUE       SHARES       PAR       CAPITAL     COMPENSATION      INCOME
                                        -----------   --------   ----------   --------   ----------   ------------   -------------
Balance at December 31, 1996..........    7,246,799   $  4,034    7,962,500     $ 8       $     11      $    --          $ --
Issuance of common stock upon exercise
  of stock options....................                            1,646,250       2            193
Issuance of Series C preferred stock,
  net of issuance costs of $25........    2,759,625      7,977
Common stock repurchased and
  retired.............................                           (2,496,234)     (2)
Compensation expense on employee
  severance arrangement...............                                                         200
Net loss..............................
                                        -----------   --------   ----------     ---       --------      -------          ----
Balance at December 31, 1997..........   10,006,424     12,011    7,112,516       8            404           --            --
Issuance of common stock upon exercise
  of stock options....................                              412,064                     21
Issuance of Series D preferred stock,
  net of issuance costs of $68........    3,160,043     20,125
Net loss..............................
                                        -----------   --------   ----------     ---       --------      -------          ----
Balance at January 1, 1999............   13,166,467     32,136    7,524,580       8            425           --            --
Issuance of common stock upon exercise
  of stock options....................                            2,599,496       2          1,159
Tax benefit from exercise of stock
  options.............................                                                          57
Issuance of Series C preferred stock
  upon exercise of warrants...........        5,517         20
Issuance of Series D preferred
  stock...............................        8,661         55
Conversion of preferred stock into
  common stock........................  (13,180,645)   (32,211)  26,361,290      26         32,185
Initial public offering of common
  stock...............................                            6,900,000       6         50,150
Secondary public offering of common
  stock...............................                            2,685,920       4        120,302
Cumulative translation adjustment.....                                                                                     (5)
Compensation related to grant of
  nonemployee common stock options....                                                         211
Deferred compensation related to grant
  of employee common stock options and
  subsequent amortization.............                                                       4,000       (3,958)
Net income............................
                                        -----------   --------   ----------     ---       --------      -------          ----
Balance at December 31, 1999..........           --         --   46,071,286     $46       $208,489      $(3,958)         $ (5)
                                        ===========   ========   ==========     ===       ========      =======          ====

                                                          TOTAL
                                        ACCUMULATED   STOCKHOLDERS'
                                          DEFICIT        EQUITY
                                        -----------   -------------
Balance at December 31, 1996..........   $ (1,659)       $  2,394
Issuance of common stock upon exercise
  of stock options....................                        195
Issuance of Series C preferred stock,
  net of issuance costs of $25........                      7,977
Common stock repurchased and
  retired.............................       (678)           (680)
Compensation expense on employee
  severance arrangement...............                        200
Net loss..............................     (4,080)         (4,080)
                                         --------        --------
Balance at December 31, 1997..........     (6,417)          6,006
Issuance of common stock upon exercise
  of stock options....................                         21
Issuance of Series D preferred stock,
  net of issuance costs of $68........                     20,125
Net loss..............................     (6,487)         (6,487)
                                         --------        --------
Balance at January 1, 1999............    (12,904)         19,665
Issuance of common stock upon exercise
  of stock options....................                      1,161
Tax benefit from exercise of stock
  options.............................                         57
Issuance of Series C preferred stock
  upon exercise of warrants...........                         20
Issuance of Series D preferred
  stock...............................                         55
Conversion of preferred stock into
  common stock........................                         --
Initial public offering of common
  stock...............................                     50,156
Secondary public offering of common
  stock...............................                    120,306
Cumulative translation adjustment.....                         (5)
Compensation related to grant of
  nonemployee common stock options....                        211
Deferred compensation related to grant
  of employee common stock options and
  subsequent amortization.............                         42
Net income............................      1,411           1,411
                                         --------        --------
Balance at December 31, 1999..........   $(11,493)       $193,079
                                         ========        ========

   The accompanying notes are an integral part of these financial statements.

                               VIANT CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

    Viant Corporation ("Viant") is a leading Internet professional services firm providing strategic consulting, creative design and technology services to companies seeking to capitalize on the Internet. Viant's current customers are based in the United States and Europe and include primarily Fortune 1000 companies.

    FISCAL YEAR

    During 1998, Viant changed its fiscal year to the 52-week period ending on the Friday nearest to the last day of December of that year. Prior to this, the fiscal year of Viant was the calendar year. Viant's fiscal year 1998 ended on January 1, 1999.

    CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

    Viant considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents. At January 1, 1999 and December 31, 1999, Viant's short-term investments consisted primarily of certificates of deposit and money market funds secured by U.S. Government-backed securities and commercial paper with maturities of 60 to 360 days.

    CONCENTRATIONS OF CREDIT RISK

    Financial instruments that potentially subject Viant to concentrations of credit risk consist primarily of cash equivalents, short-term investments and accounts receivable. Substantially all of Viant's cash equivalents and short-term investments are held at high credit quality financial institutions. Accounts receivable are typically unsecured and are derived from revenue earned from clients primarily located in the United States and Europe. Viant performs ongoing credit evaluations of its clients' financial condition and maintains reserves for potential credit losses based upon the expected collectibility of total accounts receivable. To date, losses resulting from uncollected receivables have not exceeded management's expectations.

    At January 1, 1999 and December 31, 1999, two clients and three clients accounted for 39% and 41% of total accounts receivable, respectively. Three clients accounted for 30%, 27% and 11% of total net revenues in 1997. Three clients accounted for 15%, 14% and 13% of total net revenues in 1998. Two clients accounted for 15% and 13% of total net revenues in 1999.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    Financial instruments that are subject to fair value disclosure requirements are carried in the financial statements at amounts that approximate fair value and include cash and cash equivalents, short-term investments, accounts receivable, accounts payable, capital lease obligations and other credit facilities. Fair values are based on quoted market prices and assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of perceived risk.

    PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, generally 3-5 years. Equipment under capital leases is amortized over the shorter of the useful life of the equipment or the lease term.

                               VIANT CORPORATION

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) Leasehold improvements are amortized over the shorter of the lease period or the useful life of the improvement.

    REVENUE RECOGNITION

    Substantially all of Viant's revenues are derived from professional services which are generally provided to clients on a fixed-price, fixed-time basis. Revenues on fixed-price engagements are recognized using the percentage of completion method (based on the ratio of costs incurred to the total estimated project cost at completion). Unbilled receivables represent revenue recognized in advance of amounts billed. Billings received in advance of services performed are recorded as deferred revenues. Provisions for estimated losses on contracts are made during the period in which such losses become probable and can be reasonably estimated. To date, such losses have not been significant. Viant reports revenues net of reimbursable expenses which are billed to and collected from clients.

    PROFESSIONAL SERVICES

    Professional services expenses consist primarily of compensation and benefits costs for employees engaged in the delivery of professional services and non-reimbursable expenses related to client projects.

    GENERAL AND ADMINISTRATIVE

    General and administrative expenses consist primarily of compensation, benefits and travel costs for employees in Viant's management, human resources, finance and administration groups and facilities costs not allocated to sales and marketing or research and development.

    RESEARCH AND DEVELOPMENT

    Viant's research and development efforts focus on evaluating and testing technologies to be deployed to clients. Accordingly, all research and development costs are charged to expense as incurred.

    STOCK-BASED COMPENSATION

    Viant accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation expense is recorded for options issued to employees in fixed amounts and with fixed exercise prices to the extent such exercise prices are less than the fair market value of Viant's common stock at date of grant. Viant follows the disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" (Note 10). All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123.

    EARNINGS PER SHARE

    Viant computes net income (loss) per share in accordance with SFAS No. 128, "Earnings Per Share." Under SFAS 128, basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted income (loss) per common share reflect the maximum dilution that would have resulted from the

                               VIANT CORPORATION

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) assumed exercise and share repurchase related to dilutive stock options and is computed by dividing net income (loss) by the weighted average number of common shares and all dilutive securities outstanding.

    The reconciliation of the numerators and denominators of the basic and diluted net income (loss) per common share computations for the Company's reported net income (loss) is as follows (in thousands, except per share data):

                                                     1997       1998       1999
                                                   --------   --------   --------
Weighted average number of shares
  outstanding--basic.............................    6,936      7,362     27,208
Incremental shares upon exercise of common stock
  options........................................       --         --      4,696
                                                   -------    -------    -------
Weighted average number of shares outstanding--
  diluted........................................    6,936      7,362     31,904
                                                   =======    =======    =======
Net income (loss)................................  $(4,080)   $(6,487)   $ 1,411
                                                   =======    =======    =======
Basic income (loss) per share....................  $ (0.59)   $ (0.88)   $  0.05
                                                   =======    =======    =======
Diluted income (loss) per share..................  $ (0.59)   $ (0.88)   $  0.04
                                                   =======    =======    =======

    For 1998 and 1997, stock options to purchase shares of common stock totaling
8.5 million and 6.6 million, respectively, were outstanding but were not included in the calculation of diluted earnings per share since the effect was anti-dilutive.

    Unaudited pro forma net income per share for the year ended December 31, 1999 included in the statement of operations is computed using the weighted average number of common shares outstanding, adjusted to include the pro forma effects of the conversion of preferred stock to common stock as if such conversion had occurred on January 2, 1999, or at the date of original issuance, if later.

    COMPREHENSIVE INCOME

    Viant adopted SFAS No. 130, "Reporting Comprehensive Income" during 1999. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of SFAS No. 130 had no impact on Viant's net income or stockholders' equity.

    Total comprehensive income, which was comprised of net income and foreign currency translation adjustments, was $1,406,000 for the year ended
December 31, 1999. Total comprehensive income was comprised solely of net income for the years ended December 31, 1997 and January 1, 1999.

    FOREIGN CURRENCY

    Assets and liabilities of Viant's international operations are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at average exchange rates during the year. Translation adjustments are accumulated in a separate component of stockholders' equity. Realized gains and losses recorded in the statements of operations were not material for each period presented.

                               VIANT CORPORATION

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates.

2. ACCOUNTS RECEIVABLE

    Accounts receivable consists of the following (in thousands):

                                                        JANUARY 1,   DECEMBER 31,
                                                           1999          1999
                                                        ----------   ------------
Billed................................................    $5,116        $16,769
Unbilled..............................................     1,265          1,162
Allowance for doubtful accounts.......................      (909)        (1,004)
                                                          ------        -------
                                                          $5,472        $16,927
                                                          ======        =======

3. PROPERTY AND EQUIPMENT

    Property and equipment consists of the following (in thousands):

                                                        JANUARY 1,   DECEMBER 31,
                                                           1999          1999
                                                        ----------   ------------
Computer equipment and software.......................    $ 2,319       $ 5,667
Furniture and equipment...............................        936         1,726
Leasehold improvements................................      2,112         2,651
                                                          -------       -------
                                                            5,367        10,044
Less: accumulated depreciation and amortization.......     (1,319)       (3,277)
                                                          -------       -------
                                                          $ 4,048       $ 6,767
                                                          =======       =======

    Depreciation expense for the years ended December 31, 1997, January 1, 1999 and December 31, 1999 was $205,000, $1,065,000, and $1,958,000, respectively.

    Included in the above is equipment and leasehold improvements acquired under capital leases of $2,201,000 and $2,668,000 at January 1, 1999, and December 31, 1999 respectively. Accumulated depreciation and amortization on equipment and leasehold improvements acquired under capital lease was $456,000 and $787,000 at January 1, 1999 and December 31, 1999, respectively.

                               VIANT CORPORATION

4. ACCRUED EXPENSES

    Accrued expenses consist of the following (in thousands):

                                                        JANUARY 1,   DECEMBER 31,
                                                           1999          1999
                                                        ----------   ------------
Payroll and related...................................    $2,238       $ 11,670
Other.................................................       669          1,711
                                                          ------       --------
                                                          $2,907       $ 13,381
                                                          ======       ========

5. CREDIT FACILITIES

    In September 1996, Viant secured a revolving line of credit with a bank which provided for borrowings of up to $1,250,000. In July 1997, the revolving line of credit was increased to $3,000,000. In March 1998, Viant amended the revolving line of credit to provide for borrowings up to $5,000,000 including a $2,000,000 letter of credit facility. Borrowings under the revolving line of credit were limited to 80% of eligible accounts receivable plus $1,000,000. The revolving line of credit was repaid in full on July 1, 1999. Warrants to purchase 5,517 shares of Series C preferred stock were issued as part of the agreement and were exercised during 1999. At December 31, 1999, letters of credit totaling $1,264,000 were collateralized by bank deposits. The letters of credit expire periodically through July 28, 2000.

    In September 1996, under the same bank agreement, Viant also secured an equipment line of credit which provided for borrowings of up to $750,000. In July 1997, the equipment line of credit was amended to provide for borrowings up to $1,250,000. The equipment line of credit was repaid in full on July 1, 1999 and was terminated.

6. LEASE COMMITMENTS

    Viant leases office facilities and certain equipment under operating and capital leases, respectively. Viant entered into lease agreements for facilities in Chicago, Los Angeles, Boston, San Francisco, London, Dallas and New York which expire in 2000, 2001, 2003, 2003, 2003, 2004, and 2007, respectively. Rent expense under operating leases for the years ended December 31, 1997, January 1, 1999 and December 31, 1999 was $535,000, $1,718,000 and $2,647,000,
respectively. Viant is party to letters of credit in support of their minimum future lease payments under leases for permanent office space amounting to $1,264,000 as of December 31, 1999, declining annually.

    In March 1998, Viant entered into an agreement with a leasing company which provides for capital lease borrowings related to equipment purchases up to $3,250,000, which expired in December 1999. Pursuant to the agreement, Viant issued warrants to purchase 35,986 shares of Series C preferred stock at $3.625 per share which expires five years from the date of an underwritten initial public offering of common stock. The value ascribed to these warrants was not material to Viant's financial position or results of operations.

                               VIANT CORPORATION

6. LEASE COMMITMENTS (CONTINUED)
    Minimum future lease commitments under noncancelable capital and operating leases at December 31, 1999 are as follows (in thousands):

                                                            CAPITAL    OPERATING
                                                            --------   ---------
2000......................................................   $  811     $ 2,521
2001......................................................      811       2,423
2002......................................................      790       2,421
2003......................................................      115       1,637
2004......................................................       --       1,134
Thereafter................................................       --       2,462
                                                             ------     -------
Total minimum lease payments..............................    2,527     $12,598
                                                                        =======
Less amount representing interest.........................      386
                                                             ------
Present value of minimum capital lease payments...........   $2,141
                                                             ======

7. RELATED PARTY TRANSACTIONS

    In March 1998, Viant entered into two agreements with one of its executives for a housing loan of $50,000 and a personal loan of $40,000. Interest on both loans accrue annually at 8.5%. Interest payments only are due on the housing loan for the first four years. Upon commencement of the fifth year, repayment of principal and interest on the housing loan will be made in accordance with a monthly repayment schedule in which principal and interest will be repaid and amortized over a two-year period. Viant will forgive 25% of the personal loan principal and accrued interest annually commencing on the first anniversary of the loan and for the next three anniversaries thereafter. The housing loan becomes immediately due and payable and the remaining principal balance of the personal loan will become immediately due and payable if the employee ceases to be employed by Viant for any reason, fails to perform any of their obligations under the loan agreements, or files for bankruptcy or otherwise becomes insolvent.

    A Viant employee serves on the Board of Directors for a client. Viant generated $3,141,000 in revenue from this client during 1999.

8. CONVERTIBLE PREFERRED STOCK

    As of January 1, 1999, Viant's Articles of Incorporation, as amended, had authorized Viant to issue 13,317,207 shares of preferred stock, no par value, of which 5,746,874, 1,499,925, 2,830,408 and 3,240,000 shares were designated as
Series A, B, C and D preferred stock, respectively.

    In May 1996, Viant issued 5,746,874 shares of Series A preferred stock for net cash proceeds of $2,547,000 and the conversion of a $500,000 note payable to a third party investor. In June 1996, Viant issued 1,499,925 shares of Series B preferred stock for net cash proceeds of $987,000. In May and September 1997, Viant issued a total of 2,759,625 shares of Series C preferred stock for net cash proceeds of $7,977,000. In November 1998 and January 1999, Viant issued a total of 3,160,043 shares and 8,661 shares of Series D preferred stock for net cash proceeds of $20,125,000 and $55,000, respectively.

                               VIANT CORPORATION

8. CONVERTIBLE PREFERRED STOCK (CONTINUED)
    In June 1999, in connection with Viant's initial public offering, all shares of preferred stock were converted into common stock. As of December 31, 1999, there were no outstanding shares of preferred stock.

9. COMMON STOCK

    On June 18, 1999, Viant closed its initial public offering of common stock at a public offering price of $8 per share. The net proceeds to Viant from the offering were $50.2 million, net of underwriting discounts and offering costs.

    On December 8, 1999, Viant closed its secondary public offering of common stock at a public offering price of $47.3125 per share. The net proceeds to Viant from the offering were $120.3 million, net of underwriting discounts and offering costs.

    In March 1999, the Board of Directors authorized, subject to stockholder approval, the 1999 Employee Stock Purchase Plan (the "1999 ESPP"), which provides for the issuance of a maximum of 400,000 shares of common stock. The 1999 ESPP permits eligible employees to purchase common stock through payroll deductions of up to 15% of the participant's compensation. Amounts deducted and accumulated by the participant are used to purchase shares of common stock at the end of semi-annual enrollment periods. The price of stock purchased under the 1999 ESPP is 85% of the lower of the fair market value of the common stock at the beginning or end of the enrollment period.

    In June 1997, under a severance agreement, Viant paid a founder $1,766,000 in cash, which included $680,000 for the repurchase of 2,496,234 shares of vested and unvested shares of common stock. Viant also agreed to pay one year's salary as severance, on a monthly basis, for a total amount of $175,000. In addition, Viant extended the vesting of an additional 400,000 shares of common stock, ratably over four quarters, which would have otherwise been subject to repurchase. Accordingly, Viant recognized compensation expense of $200,000 as the estimated fair value of such shares. With respect to all of these arrangements, Viant recognized total severance related expenses of $1,461,000 in the year ended December 31, 1997.

10. STOCK OPTIONS

    In June 1996, the Board of Directors and stockholders adopted the 1996 Stock Option Plan (the "1996 Plan") which provides for granting incentive stock options ("ISOs") and nonqualified stock options ("NSOs") for up to 8,583,752 shares of common stock to employees and consultants of Viant. In November 1997, the 1996 Plan was amended to authorize options for up to 11,983,752 shares. In January 1999, the Board of Directors authorized, subject to stockholder approval, the 1999 Stock Option Plan (the "1999 Plan") which provides for the granting of ISOs to employees, and for the granting of NSOs and stock purchase rights to employees, directors and consultants of Viant. A total of 9,737,858 shares of common stock are authorized for issuance pursuant to the 1999 Plan. The 1999 Plan also provides for early exercise of options for certain employees, the stock for which is subject to the same vesting and repurchase terms under the 1999 Plan. In accordance with the 1999 Plan, the stated exercise price shall not be less than 100% of the fair market value of common stock on the date of grant for ISOs and shall be at least 85% of the fair market value for NSOs. The 1999 Plan provides that the options shall be exercisable over a period not to exceed ten years. Options generally vest 25% after one year of service and quarterly for the three years thereafter.

                               VIANT CORPORATION

10. STOCK OPTIONS (CONTINUED)

    In connection with the grant of stock options to an employee in late 1999, Viant recorded deferred compensation of $4.0 million, representing the difference between the option exercise price and the fair value of the common stock at the grant date multiplied by the number of shares under option. Such amount is presented as a decrease to stockholders' equity and amortized over the vesting period of the options. Viant recorded compensation expense of $42,000 in 1999 related to these options.

    During 1999, Viant issued options to purchase a total of 103,000 shares to non-employees. These options were immediately exercisable and Viant recorded compensation expense of $211,000 in 1999 related to these options.

    Activity under the Plan is summarized as follows:

                                           YEAR ENDED                YEAR ENDED               YEAR ENDED
                                        DECEMBER 31, 1997         JANUARY 1, 1999          DECEMBER 31, 1999
                                     -----------------------   ----------------------   -----------------------
                                                   WEIGHTED-                WEIGHTED-                 WEIGHTED-
                                                    AVERAGE                  AVERAGE                   AVERAGE
                                       OPTION      EXERCISE      OPTION     EXERCISE      OPTION      EXERCISE
                                       SHARES        PRICE       SHARES       PRICE       SHARES        PRICE
                                     -----------   ---------   ----------   ---------   -----------   ---------
Outstanding at beginning of
  period...........................    5,862,000     $0.08      6,592,500     $0.19       8,461,710    $ 0.50
Granted............................    2,584,500      0.37      2,580,700      1.24       7,420,610     12.95
Exercised..........................   (1,646,250)     0.12       (412,064)     0.05      (2,599,496)     0.44
Cancelled..........................     (207,750)     0.05       (299,426)     0.38      (1,071,090)     1.78
                                     -----------               ----------               -----------
Outstanding at end of year.........    6,592,500     $0.19      8,461,710     $0.51      12,211,734    $ 7.86
                                     ===========               ==========               ===========

Options exercisable at end of
  year.............................      831,126     $0.04      2,509,624     $0.17       2,922,064    $ 1.24
Weighted-average fair value of
  options granted during the
  year.............................  $      0.08               $     0.23               $     11.44
Options available for future
  grant............................    3,745,002                1,463,728                 2,628,676

    The following summarizes information about Viant's stock options outstanding at December 31, 1999:

                                                        OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                                             ------------------------------------------   -----------------------
                                                           WEIGHTED-AVERAGE   WEIGHTED-                 WEIGHTED-
                 RANGE OF                                     REMAINING        AVERAGE                   AVERAGE
                 EXERCISE                      NUMBER        CONTRACTUAL      EXERCISE      NUMBER      EXERCISE
                   PRICE                     OUTSTANDING   LIFE (IN YEARS)      PRICE     EXERCISABLE     PRICE
                 --------                    -----------   ----------------   ---------   -----------   ---------
$0.00 - 5.87...............................   9,747,634          8.1           $ 1.96      2,825,064     $ 0.61
$5.88 - 23.50..............................     532,100          9.5            14.46         57,000       9.63
$23.51 - 29.37.............................     766,500          9.7            24.45         20,000      26.61
$29.38 - 41.12.............................      39,000          9.8            34.10         13,000      33.30
$41.13 - 58.75.............................   1,126,500          9.5            43.57          7,000      55.82
                                             ----------                                    ---------
                                             12,211,734          8.4           $ 7.86      2,922,064     $ 1.24
                                             ==========                                    =========

    Viant recognizes stock-based compensation expense for options granted under the 1996 and 1999 plans in accordance with the provisions of Accounting Principles Board Opinion No. 25. Had compensation expense been determined based on the fair value at the grant dates, consistent with the

                               VIANT CORPORATION

10. STOCK OPTIONS (CONTINUED)
methodology prescribed under SFAS No. 123, Viant's pro forma net income (loss) would have been as follows:

                                                                          YEARS ENDED
                                                            ----------------------------------------
                                                            DECEMBER 31,   JANUARY 1,   DECEMBER 31,
                                                                1997          1999          1999
                                                            ------------   ----------   ------------
Net income (loss):
  As reported.............................................     $(4,080)     $(6,487)       $ 1,411
  Pro forma...............................................      (4,128)      (6,632)       (11,000)
  Net income (loss) per share:
As reported
      Basic...............................................     $ (0.59)     $ (0.88)       $  0.05
      Diluted.............................................     $ (0.59)     $ (0.88)       $  0.04
Pro forma
      Basic...............................................     $ (0.60)     $ (0.90)       $ (0.40)
      Diluted.............................................     $ (0.60)     $ (0.90)       $ (0.40)

    The following assumptions were used by Viant to determine the fair value of stock options granted under the Black-Scholes options-pricing model for the years ended December 31, 1997, January 1, 1999 and December 31, 1999.

                                                                1997       1998       1999
                                                              --------   --------   --------
Risk-free interest rate.....................................      6.1%       5.2%       5.9%
Expected option life........................................  4 years    4 years    4 years
Expected volatility.........................................      0.0%       0.0%     115.6%
Expected dividend yield.....................................      0.0%       0.0%       0.0%

    Because additional stock options are expected to be granted each year and the pro forma net income (loss) only includes the effect of options granted in 1997, 1998 and 1999, the above pro forma disclosures are not representative of the pro forma effects on reported financial results for future years.

11. EMPLOYEE SAVINGS PLAN

    Viant's Retirement/Savings Plan (the "401(k) Plan") under Section 401(k) of the Internal Revenue Code covers all full-time employees. The 401(k) Plan allows eligible employees to make contributions up to a specified annual maximum contribution, as defined. Under the 401(k) Plan, Viant may, but is not obligated to, match a portion of the employee contributions up to a defined maximum. Viant did not contribute to the 401(k) Plan in 1997, 1998 or 1999.

12. INCOME TAXES

    As a result of losses generated, Viant had no current or deferred tax provisions for the years ended December 31, 1997 and January 1, 1999. For the year ended December 31, 1999, Viant had current federal and state tax provisions of $41,000 and $16,000, respectively.

                               VIANT CORPORATION

12. INCOME TAXES (CONTINUED)
    Deferred tax assets consist of the following:

                                                              JANUARY 1,   DECEMBER 31,
                                                                 1999          1999
                                                              ----------   ------------
Deferred tax assets:
  Allowance for doubtful accounts...........................    $  364        $  423
  Accrued expenses..........................................        52           247
  Loss carryforwards........................................     4,539         4,929
  Other.....................................................        --            --
                                                                ------        ------
  Gross deferred tax assets.................................     4,955         5,599
  Deferred tax asset valuation allowance....................    (4,735)       (5,599)
                                                                ------        ------
      Total deferred tax assets.............................       220            --
                                                                ------        ------
  Deferred tax liabilities:
  Property and equipment....................................       220            --
                                                                ------        ------
      Total deferred tax liabilities........................       220            --
                                                                ------        ------
Net deferred tax asset......................................    $   --        $   --
                                                                ======        ======

    Realization of deferred tax assets is contingent upon the generation of future taxable income. Due to the uncertainty of realization of these tax benefits, Viant has provided a valuation allowance for the full amount of its net deferred tax asset.

    At December 31, 1999, Viant had net operating loss carryforwards of approximately $12,324,000 available for federal purposes to reduce future taxable income. If not utilized, these carryforwards will expire at various dates ranging from 2011 to 2019. Under the provisions of the Internal Revenue Code, certain substantial changes in Viant's ownership may have limited, or may limit in the future, the amount of net operating loss carryforwards which could be utilized annually to offset future taxable income. The amount of any annual limitation is determined based upon Viant's value prior to an ownership change. At December 31, 1999, approximately $3,900,000 of the net operating loss carryforwards available for federal income tax purposes relate to exercises of non-qualified stock options and disqualifying dispositions of incentive stock options, the tax benefit from which, if realized, will be credited to additional paid-in capital.

    Income taxes computed using the federal statutory income tax rate differs from Viant's effective tax rate as follows (in thousands):

                                                                           YEAR ENDED
                                                            ----------------------------------------
                                                            DECEMBER 31,   JANUARY 1,   DECEMBER 31,
                                                                1997          1999          1999
                                                            ------------   ----------   ------------
U.S. federal statutory rate...............................     $(1,387)     $(2,206)        $470
State income tax, net of federal income tax effect........        (237)        (373)         119
Change in valuation allowance.............................       1,617        2,489         (647)
Permanent differences.....................................          --           --          115
Other.....................................................           7           90           --
                                                               -------      -------         ----
Provision for income taxes................................     $    --      $    --         $ 57
                                                               =======      =======         ====

13. SUBSEQUENT EVENT

    The Board of Directors and stockholders of Viant approved a 2-for-1 stock split to be effected in the form of a 100% stock dividend to shareholders of record as of February 8, 2000. This stock split has been given effect retroactively in these financial statements for all periods presented. In addition, the Board of Directors and stockholders of Viant approved an increase in the authorized shares to 200,000,000.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable

                                    PART III

    We have omitted certain information from this Report that is required by
Part III. We intend to file a definitive proxy statement pursuant to Regulation 14A with the Securities and exchange Commission relating to our annual meeting of stockholders not later than 120 days after the end of the fiscal year covered by this Report, and such information is incorporated by reference herein.

ITEM 10. EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS OF THE REGISTRANT

    Our executive officers as of March 1, 2000 are as follows:

NAME                                       AGE                       POSITION WITH VIANT
----                                     --------                    -------------------
Robert L. Gett.........................     49      President and Chief Executive Officer, and Director
Ben Levitan............................     38      Vice President and Chief Operating Officer
M. Dwayne Nesmith......................     37      Vice President and Chief Financial Officer
Robbie O. Vann-Adibe...................     37      Vice President, New Business Development
Richard J. Chavez......................     34      Vice President and Chief Strategy Officer
Timothy A. Andrews.....................     43      Vice President and Chief Technology Officer
Christopher Newell.....................     49      Vice President and Chief Knowledge Officer
Diane M. Hall..........................     36      Vice President and Chief People Officer
Mark G. Leiter.........................     34      Vice President and Chief Strategy Officer
Sherwin A. Uretsky.....................     42      Vice President and Chief Business Development Officer
Tara Knowles...........................     35      Vice President and Chief Marketing Officer

    ROBERT L. GETT has served as President and Chief Executive Officer and director of Viant since November 1996. From August 1990 to October 1996,
Mr. Gett was the President-North America and was on the board of directors for Cambridge Technology Partners (Massachusetts), Inc., a technology consulting and systems integration firm. From April 1988 to July 1990, Mr. Gett was President of Fidelity Software Development Company, a subsidiary of Fidelity Investments, a financial services company. From January 1982 to March 1988, Mr. Gett served as Managing Director and Chief Information Officer of Smith Barney, Inc., a financial services company. Mr. Gett currently serves on the board of directors of Optika, Inc., an imaging and document management software company. Mr. Gett holds a BS in Mathematics from Indiana University of Pennsylvania and an MS in Technology Management from American University.

    BEN LEVITAN has served as Vice President and Chief Operating Officer of Viant since December 1999. From December 1997 to October 1999, Mr. Levitan was President and Chief Executive Officer of James Martin Worldwide, plc. From March 1997 to December 1997, Mr. Levitan was President, North America of James Martin Worldwide, plc. From April 1993 to March 1997, Mr. Levitan was a Director, Vice President and Senior Vice President of Cambridge Technology Partners. Mr. Levitan currently serves on the board of directors of Primavera Systems, Inc., a software and business-to-business e-commerce company. Mr. Levitan holds a BA in Political Science from Union College.

    M. DWAYNE NESMITH has served as Vice President and Chief Financial Officer of Viant since March 1999. From December 1996 to March 1999, Mr. Nesmith served as Viant's Vice President of Operations and Planning, and from May 1996 to
June 1998, Mr. Nesmith served as Viant's Vice President of Product Marketing. From January 1992 to April 1996, Mr. Nesmith was a product manager for Compuware Corporation, a technology consulting and software development company. From

August 1989 to December 1991, Mr. Nesmith was a product marketing manager for Oracle Corporation, a database and technology company. From July 1984 to May 1987, Mr. Nesmith was a consultant for Arthur Andersen, an audit, tax and consulting firm. Mr. Nesmith holds a BS in Computer Science from the University of Mississippi and an MBA from the Harvard Business School.

    ROBBIE O. VANN-ADIBE has served as Vice President, New Business Development since March 2000. From April 1999 to February 2000 he served as Vice President and Co-General Manager, London. From January 1997 to March 1999, Mr. Vann-Adibe served as Vice President and General Manager, San Francisco of Viant. From April 1996 to January 1997, Mr. Vann-Adibe served as the Senior Vice President of Financial Services of Viant. From June 1995 to March 1996, Mr. Vann-Adibe served as Vice President of Product Marketing at Illustra Information Technologies, a software product company. From September 1992 to June 1995,
Mr. Vann-Adibe worked at Oracle Corporation where he last served as a Director of Oracle Industries. Mr. Vann-Adibe holds a BSc in Mathematical Economics and Econometrics from The London School of Economics and an MSc in Management Science and Operational Research from The University of Warwick.

    RICHARD J. CHAVEZ has served as Vice President and Chief Strategy Officer of Viant since February 1997. From January 1995 to January 1997, Mr. Chavez was a Principal for CSC Index, a management consulting firm. From August 1994 to December 1994, Mr. Chavez was a Senior Client Partner and Manager for Cambridge Technology Partners (Massachusetts), Inc., a technology consulting and systems integration firm. From January 1989 to June 1994, Mr. Chavez was the Chief Operating Officer and President of Marble Associates, Inc., a technology consulting and systems integration firm. Mr. Chavez holds an AB degree in Political Science from Harvard College.

    TIMOTHY A. ANDREWS has served as Chief Technical Officer of Viant since August 1998. The Chief Technical Officer is responsible for overseeing all aspects of engineering, software development and technical implementation activities. From July 1996 to July 1998, Mr. Andrews was a partner at Diamond Technology Partners, Inc., a strategic management consulting firm. From
July 1994 to July 1996, Mr. Andrews was the Vice President of Technology for the consulting and systems integration unit of Computer Sciences Corporation, a consulting and systems integration firm. From January 1986 to February 1994, Mr. Andrews was the Chief Technical Officer of ONTOS, Inc., a software company. Mr. Andrews holds an AB in Engineering Science from Dartmouth College and an MS in Computer Science and Electrical Engineering from Worcester Polytechnic University.

    CHRISTOPHER NEWELL has served as Vice President and Chief Knowledge Officer of Viant since April 1999. The Chief Knowledge Officer is responsible for overseeing the systems and processes that capture and distribute the experience gained in client engagements. From January 1994 to March 1999, Mr. Newell founded and served as Executive Director for, the Lotus Institute, the research and executive education division of Lotus Development Corporation, a software company. From October 1988 to January 1994, Mr. Newell served as Director of Organizational Development and Training for Lotus Development Corporation. Since October 1998, Mr. Newell has served as the Co-Director of the IBM Institute for Knowledge Management. Mr. Newell holds a BA in Psychology from Wheeling Jesuit College, an MS in Counseling Education from Suffolk University, and a PhD in Psychology from Massachusetts School of Professional Psychology.

    DIANE M. HALL has served as Vice President and Chief People Officer of Viant since April 1999. From January 1998 to April 1999, she served as Viant's Vice President and Chief People and Knowledge Officer, and from March 1997 to
January 1998, she served as Viant's Vice President and Chief Knowledge Officer. From March 1996 to March 1997, Ms. Hall was an independent business and technology consultant. From August 1993 to March 1996, Ms. Hall was a Senior Director at Cambridge Technology Partners (Massachusetts), Inc. Ms. Hall holds a BS in Computer Science from the University of Massachusetts--Lowell.

    MARK G. LEITER has served as Vice President and Chief Strategy Officer of Viant since June 1999. From June 1999 to February 2000, he served as Viant's Chief Marketing Officer. The Chief Strategy Officer is responsible for leading the development of global growth strategies. From November 1993 to October 1996, Mr. Leiter was employed as an Engagement Consultant by McKinsey & Company, Inc., and from November 1996 to June 1999 Mr. Leiter was employed as a Senior Engagement Manager and co- leader of the North American Marketing Practice for McKinsey. While at McKinsey, Mr. Leiter founded and was the co-leader of the firm's Branding Strategy practice. Mr. Leiter holds an AM in Sociology from Harvard University and a BA in Sociology from the State University of New York at Albany.

    SHERWIN A. URETSKY has served as Vice President, Worldwide Sales of Viant since August 1997. From February 1992 to August 1997, Mr. Uretsky was a Senior Vice President for Technology Solutions Company, a systems consulting firm. Mr. Uretsky holds a BS degree in Computer Science from the State University of New York and an MBA from New York University.

    TARA KNOWLES has served as Vice President and Chief Marketing Officer since January 2000. The Chief Marketing Officer is responsible for shaping growth strategies for Viant, as well as building the Viant brand across worldwide markets. From September 1999 to December 1999, she served as Viant's Marketing Communications Director. From November 1993 to August 1999, she served as Vice President of Corporate Communications at Cambridge Technology Partners (Massachusetts), Inc., a technology consulting and systems integration firm. Ms. Knowles has also held marketing and creative positions with Nolan, Norton, an IT strategy consulting firm owned by KPMG, and Lintas: Marketing Communications, now known as Ammarati Puris Lintas, a global advertising agency. Ms. Knowles holds a BA from the College of the Holy Cross and an M. Phil from the University College Dublin, Ireland.

    The information concerning our directors required by this Item is incorporated by reference to our proxy statement under the heading "Election of Directors."

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this Item is incorporated by reference to our proxy statement under the heading "Additional Information Relating to Directors and Officers of the Company."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
  AND MANAGEMENT PRINCIPAL STOCKHOLDERS

    The information required by this Item is incorporated by reference to our proxy statement under the heading "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item is incorporated by reference to our proxy statement under the heading "Additional Information Relating to Directors and Officers of the Company--Certain Relationships and Related Transactions."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) 1. Financial Statements

    See Index to Financial Statements at Item 8 on page 23 of this report.

    2. Financial Statement Schedules.

    The following financial statement schedules of Viant are filed as part of this Report and should be read in conjunction with the Financial Statements:

SCHEDULE                                                                    PAGE

II--VALUATION AND QUALIFYING ACCOUNTS                                         43

    Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Financial Statements or notes thereto.

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Viant Corporation

Our audits of the financial statements referred to in our report dated
February 8, 2000 appearing on page 24 of this Annual Report on Form 10-K also included an audit of the Financial Statement Schedule listed in item 14 (a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.

PricewaterhouseCoopers LLP

Boston, Massachusetts
February 8, 2000

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                               VIANT CORPORATION

                                     BALANCE AT
                                    BEGINNING OF    CHARGED TO                     BALANCE AT
DESCRIPTION                            PERIOD       OPERATIONS    DEDUCTIONS(1)   END OF PERIOD
-----------                         -------------   -----------   -------------   -------------
Year ended December 31, 1997
  Reserves and allowances deducted
  from asset accounts Allowance
  for doubtful accounts...........    $ 75,000        294,000         56,000       $  313,000

Year ended January 1, 1999
  Reserves and allowances deducted
  from asset accounts Allowance
  for doubtful accounts...........    $313,000        612,000         16,000       $  909,000

Year ended December 31, 1999
  Reserves and allowances deducted
  from asset accounts Allowance
  for doubtful accounts...........    $909,000        231,000        136,000       $1,004,000

------------------------

(1) Doubtful accounts written off, net of recoveries

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized, in Boston, Massachusetts, on the 27th day of March 2000.

                                                       VIANT CORPORATION

                                                       By:              /s/ ROBERT L. GETT
                                                            -----------------------------------------
                                                                          Robert L. Gett
                                                              PRESIDENT AND CHIEF EXECUTIVE OFFICER

                               POWER OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints M. Dwayne Nesmith, as his attorney-in-fact, with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorney to any and all amendments to said Report.

    Pursuant to the requirements of the Securities Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated:

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
                                                       President, Chief Executive
                 /s/ ROBERT L. GETT                        Officer and Director
     -------------------------------------------          (PRINCIPAL EXECUTIVE        March 27, 2000
                   Robert L. Gett                                OFFICER)

                                                           Vice President and
                /s/ M. DWAYNE NESMITH                    Chief Financial Officer
     -------------------------------------------        (PRINCIPAL FINANCIAL AND      March 27, 2000
                  M. Dwayne Nesmith                        ACCOUNTING OFFICER)

               /s/ WILLIAM H. DAVIDOW
     -------------------------------------------                Director              March 27, 2000
                 William H. Davidow

                /s/ KEVIN W. ENGLISH
     -------------------------------------------                Director              March 27, 2000
                  Kevin W. English

               /s/ VENETIA KONTOGOURIS
     -------------------------------------------                Director              March 27, 2000
                 Venetia Kontogouris

                  WILLIAM E. KELVIE
     -------------------------------------------                Director              March 27, 2000
                  William E. Kelvie

    (A)  EXHIBITS.

       EXHIBIT
       NUMBER                             DESCRIPTION OF DOCUMENT
       ------                             -----------------------
 3.1**                  Amended and Restated Certificate of Incorporation, as
                        currently in effect

 3.2**                  Bylaws of Registrant, as currently in effect

 4.1**                  Form of Specimen Stock Certificate

 4.2**                  Amended and Restated Shareholder Rights Agreement, dated as of November 13, 1998

10.1**                  [Intentionally omitted]

10.2**                  Form of Master Services Agreement

10.3***                 Master Services Agreement with BlueTape LLC, dated as of
                        June 21, 1998

10.4***                 License Agreement, including attachments, with BlueTape LLC, dated as of February 15, 1999

10.5**                  Key Employee Agreement with Robert Gett, dated as of
                        November 4, 1996; Confidential Information and Invention
                        Assignment Agreement with Robert Gett, dated as of November 4, 1996

10.6**                  Relocation Agreement and Employee Loan Agreement with
                        Richard Chavez, dated March 31, 1998

10.7**                  Form of Indemnification Agreement

10.8**                  1996 Stock Option Plan

10.9**                  1999 Amended and Restated Stock Option Plan

10.10**                 1999 Employee Stock Purchase Plan

10.11** Sublandlord's Consent to Assignment of Sublease, for property located at 520 Madison Avenue, New York, New York dated as of March 6, 1997

10.12** Lease Agreement with Chelsea Green Associates, L.P., for property located at 625 Avenue of the Americas, New York, New York, dated July 28, 1997

10.13**                 Subordination, Nondisturbance and Attornment Agreement with
                        Lehman Brothers Holdings, Inc., for property located at 625
                        Avenue of the Americas, New York, New York dated August 26,
                        1997

10.14**                 First Amendment of Lease with Chelsea Green Associates,
                        L.P., for property located at 625 Avenue of the Americas, New York, New York dated November 1997

10.15** Instruction Letter for Rental Payments, for 625 Avenue of the Americas, New York, New York dated November 1997

10.16**                 Standard Form Commercial Lease with Lincoln Plaza Limited
                        Partnership, for property located at 89 South Street, Boston, Massachusetts, dated May 2, 1997

10.17**                 Notice of Lease with Lincoln Plaza Limited Partnership, for property located at 89 South Street, Boston, Massachusetts, dated May 2, 1997

10.18**                 Subordination, Nondisturbance and Attornment Agreement with
                        Lincoln Plaza Limited Partnership and BHF-BANK
                        Aktiengesellschaft, for property located at 89 South Street,
                        Boston, Massachusetts, dated September 23, 1997

10.19**                 First Amendment to Lease with Lincoln Plaza Limited
                        Partnership, for property located at 89 South Street, Boston, Massachusetts, dated as of October 1, 1998

10.20**                 Lease Agreement with Williams Worldwide for property located at 3130 Wilshire Boulevard, Santa Monica, California dated
                        March 1, 1999

10.21**                 Lease Agreement with CENTRUM G.S. LTD, for property located at 3102 Oak Lawn, Dallas, Texas, dated August 15, 1998

10.22**                 Lease Agreement with Zoro, LLC for property located at 699
                        Eighth Street, San Francisco, California, dated April 8,
                        1997

       EXHIBIT
       NUMBER                             DESCRIPTION OF DOCUMENT
       ------                             -----------------------
10.23**                 First Addendum to Lease with Zoro, LLC for property located at 699 Eighth Street, San Francisco, California, dated
                        April 1997

10.24** Month-to-Month Lease Agreement with Zoro, LLC for property located at 699 Eighth Street, San Francisco, California, dated June 5, 1997

10.25**                 Office Lease with Zoro, LLC for property located at 699
                        Eighth Street, San Francisco, California, dated June 26,
                        1997

10.26**                 First Amendment to Office Lease with Zoro, LLC for property located at 699 Eighth Street, San Francisco, California,
                        dated October 14, 1997

10.27** Amendment to Lease with Zoro, LLC for property located at 699 Eighth Street, San Francisco, California, dated
                        January 29, 1998

10.28**                 Subordination Agreement; Acknowledgment Of Lease Assignment,
                        Estoppel, Attornment and Non-Disturbance Agreement with
                        Zoro, LLC and Wells Fargo Bank, National Association, for
                        property located at 699 Eighth Street, San Francisco,
                        California, dated August 21, 1998

10.29**                 Summary Plan Description of Registrant's 401(k)
                        Retirement/Savings Plan

10.30** Master Lease Agreement and Addendum with Comdisco, Inc., dated March 25, 1998

10.31**                 Amended and Restated Loan and Security Agreement with
                        Venture Banking Group, dated as of March 25, 1998

10.32**                 First Amendment to Amended and Restated Loan and Security
                        Agreement with Venture Banking Group, dated as of April 7,
                        1999

10.33** Lease Agreement with Regus UK Ltd. for property located at upper ground floor (Room 29), Covent Garden, London WC2E
                        9RA, dated March 24, 1999

10.34** Lease Agreement with Regus UK Ltd. for property located at upper ground floor (Room 31), Covent Garden, London WC2E
                        9RA, dated March 24, 1999

10.35**                 Revocable License with OmniOffices, Inc. (Chicago-Loop) for property located at 10 South Riverside Plaza - 18th Floor,
                        Chicago, Illinois, dated March 18, 1999

10.36+                  First Amendment to Office Building Lease Agreement with
                        CENTRUM G.S. LTD, effective as of August 15, 1999

10.37+                  Temporary Lease Agreement with River East Plaza, L.L.C. for property located at River East Plaza (Suite 650), dated
                        August 30, 1999

11.1                    Statement of Computation of Earnings per Share (This exhibit has been omitted because the information is shown in the
                        financial statements or notes thereto.)

23.1                    Consent of PricewaterhouseCoopers LLP

24.1 Power of Attorney (contained in the signature page to this Report).

27.1                    Financial Data Schedule

------------------------

** Incorporated by reference to the Registration Statement on Form S-1 and all amendments thereto filed with the Securities and Exchange Commission on April 9, 1999 and declared effective on June 17, 1999.

*** Confidential treatment requested and received as to certain portions. These exhibits are incorporated by reference to the Registration Statement on Form S-1 and all amendments thereto filed with the Securities and Exchange Commission on April 9, 1999 and declared effective on June 17, 1999.

+ Incorporated by reference to the Registration Statement on Form S-1 and all amendments thereto filed with the Securities and Exchange Commission on November 8, 1999 and declared effective on December 7, 1999.