Form 10-Q
period 2000-03-31
VIANT CORP
filed 2000-05-12
CIK 1028122

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000 OR

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

                                    617-531-3700
                (Registrant's Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

     As of May 5, 2000 there were 47,182,325 shares of Common Stock, $.001 par value, outstanding.

================================================================================

                                VIANT CORPORATION

                                    Form 10-Q
                                Table of Contents
                                  March 31, 2000

                                                                        PAGE
                                                                       NUMBER
                                                                       ------

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements
         Consolidated Statements of Operations for the Three
         Months Ended March 31, 2000 and April 2, 1999...............    1

         Consolidated Balance Sheets as of March 31, 2000 and
         December 31, 1999...........................................    2

         Consolidated Statements of Cash Flows for the Three
         Months Ended March 31, 2000 and April 2, 1999...............    3

         Notes to Consolidated Financial Statements..................    4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................    5

PART II. OTHER INFORMATION

Item 1. Legal Proceedings............................................    12

Item 2. Changes in Securities and Use of Proceeds....................    12

Item 4. Submission of Matters to a Vote of Security Holders..........    12

Signatures ..........................................................    13

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                                VIANT CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                THREE MONTHS ENDED
                                                                              ---------------------
                                                                              MARCH 31,    APRIL 2,
                                                                                2000        1999
                                                                              --------    --------

Net revenues ..............................................................   $ 30,588    $  7,883
                                                                              --------    --------

  Operating expenses:
    Professional services .................................................     12,616       4,511
    Sales and marketing ...................................................      3,417       1,216
    General and administrative ............................................      9,621       3,518
    Research and development ..............................................      1,609         690
                                                                              --------    --------

        Total operating expenses ..........................................     27,263       9,935
                                                                              --------    --------

        Income (loss) from operations .....................................      3,325      (2,052)
  Interest income .........................................................      2,299         168
  Interest expense ........................................................        (61)       (157)
                                                                              --------    --------
Net income (loss) .........................................................   $  5,563    $ (2,041)
                                                                              ========    ========


Net income (loss) per share:

              Basic .......................................................   $   0.12    $  (0.27)
              Diluted .....................................................   $   0.10    $  (0.27)

Shares used in computing net income (loss) per share:

              Basic .......................................................     46,680       7,694
              Diluted .....................................................     55,721       7,694

Pro forma net income (loss) per share:

              Basic .......................................................   $   0.12    $  (0.06)
              Diluted .....................................................   $   0.10    $  (0.06)

Shares used in computing pro forma net income (loss) per share:

              Basic .......................................................     46,680      34,040
              Diluted .....................................................     55,721      34,040

The accompanying notes are an integral part of these consolidated financial statements.

                                VIANT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                               MARCH 31,   DECEMBER 31,
                                                                 2000         1999
                                                               ---------    ---------
                           ASSETS
Current assets:
  Cash and cash equivalents ................................   $ 120,442    $  66,450
  Short-term investments ...................................      51,265      121,726
  Accounts receivable, net .................................      22,871       16,927
  Prepaid expenses and other current assets ................       1,186        1,595
                                                               ---------    ---------
    Total current assets ...................................     195,764      206,698
Property and equipment, net ................................       7,940        6,767
Long-term investments ......................................      18,979          500
Other assets ...............................................         245          261
                                                               ---------    ---------
  Total assets .............................................   $ 222,928    $ 214,226
                                                               =========    =========

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of capital lease obligations .............   $     624    $     608
  Accounts payable .........................................       3,742        2,877
  Accrued expenses .........................................      11,009       13,381
  Deferred revenues ........................................       6,287        2,748
                                                               ---------    ---------
    Total current liabilities ..............................      21,662       19,614
  Capital lease obligations, less current portion ..........       1,370        1,533
                                                               ---------    ---------
    Total liabilities ......................................      23,032       21,147
                                                               ---------    ---------



Stockholders' equity:
  Common stock; $0.001 par value; 200,000,000 and
    50,000,000 shares authorized, respectively;
    46,937,656 and 46,071,286 shares issued and outstanding,
    respectively ...........................................          47           46
Additional paid-in capital .................................     209,484      208,489
Deferred compensation ......................................      (3,708)      (3,958)
Other comprehensive income .................................           3           (5)
Accumulated deficit ........................................      (5,930)     (11,493)
                                                               ---------    ---------
Total stockholders' equity .................................     199,896      193,079
                                                               ---------    ---------
Total liabilities and stockholders' equity .................   $ 222,928    $ 214,226
                                                               =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                                VIANT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                    THREE MONTHS ENDED
                                                                   ---------------------
                                                                   MARCH 31,    APRIL 2,
                                                                     2000        1999
                                                                   ---------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ............................................   $   5,563    $ (2,041)
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Depreciation and amortization ..............................         741         384
    Stock compensation expense on employee arrangement .........         250          --
    Changes in operating assets and liabilities:
      Accounts receivable, net .................................      (5,944)     (4,297)
      Prepaid expenses and other assets ........................         425        (740)
      Accounts payable .........................................       1,022         400
      Accrued expenses .........................................      (2,529)     (1,528)
      Deferred revenues ........................................       3,539         320
                                                                   ---------    --------

        Net cash provided by (used in) operating activities ....       3,067      (7,502)
                                                                   ---------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments ..........................     (43,050)          --
  Maturities of short-term investments .........................     113,511          --
  Purchases of long-term investments ...........................     (18,479)         --
  Purchases of property and equipment ..........................      (1,914)       (387)
                                                                   ---------    --------

        Net cash provided by (used in) investing activities ....      50,068        (387)
                                                                   ---------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from exercise of stock options ......................         996          --
  Proceeds from issuance of convertible preferred stock, net ...          --          45
  Proceeds from issuance of common stock, net ..................          --         217
  Principal payments on borrowings on lines of credit ..........          --        (104)
  Principal payments on capital lease obligations ..............        (147)       (161)
                                                                   ---------    --------
        Net cash provided by (used in) financing activities ....         849          (3)
                                                                   ---------    --------

Effect of exchange rate changes on cash and cash equivalents ...           8          --
                                                                   ---------    --------
Net increase (decrease) in cash and cash equivalents ...........      53,992      (7,892)
Cash and cash equivalents at beginning of period ...............      66,450      18,209
                                                                   ---------    --------
Cash and cash equivalents at end of period .....................   $ 120,442    $ 10,317
                                                                   =========    ========


SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Cash paid for interest .......................................   $      61    $    157

NONCASH INVESTING AND FINANCING ACTIVITIES:
  Equipment acquired under capital lease obligations ...........   $      --    $    342

The accompanying notes are an integral part of these consolidated financial statements.

                               VIANT CORPORATION
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared by Viant Corporation ("Viant" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1999 included in the Company's Form 10-K, (File No. 000-26303). The accompanying unaudited consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

     Viant's fiscal year is the 52-week period ending on the Friday nearest to the last day of December of that year. Within that fiscal year, Viant's quarterly periods are the 13 week periods ending on the Friday nearest to the last day of March, June and September.

2.   EARNINGS PER SHARE

     Viant computes net income (loss) per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Under SFAS 128, basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted income (loss) per common share reflects the maximum dilution that would have resulted from the assumed exercise and share repurchase related to dilutive stock options and is computed by dividing net income (loss) by the weighted average number of common shares and all dilutive securities outstanding.

     Unaudited pro forma net income per share for the three months ended April 2, 1999 included in the statement of operations is computed using the weighted average number of common shares outstanding, adjusted to include the pro forma effects of the conversion of preferred stock to common stock as if such conversion had occurred on January 2, 1999, or at the date of original issuance, if later.

3.   CASH EQUIVALENTS AND INVESTMENTS

     Viant considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents. All other investments with original maturities between 91 and 360 days are classified as short-term investments because they are liquid and are available to meet working capital needs. Investments with original maturities greater than one year are classified as long-term investments. At March 31, 2000 and December 31, 1999, Viant's investments consisted primarily of certificates of deposit and money market funds secured by U.S. Government-backed securities, commercial paper and high grade corporate debt obligations.

4.  CAPITAL STOCK

     On June 23, 1999, Viant closed its initial public offering of common stock at a public offering price of $8 per share. The net proceeds to Viant from the offering were $50.2 million, net of underwriting discounts and offering costs.

    On December 13, 1999, Viant closed its secondary public offering of common stock at a public offering price of $47.3125 per share. The net proceeds to Viant from the offering were $120.3 million, net of underwriting discounts and offering costs.

5.  COMPREHENSIVE INCOME

    Total comprehensive income (loss), which was comprised of net income and foreign currency translation adjustments, was $5,571,000 for the three months ended March 31, 2000. Total comprehensive income (loss) was comprised solely of net income (loss) for the three months ended April 2, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF VIANT SHOULD BE READ IN CONJUNCTION WITH VIANT'S UNAUDITED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, INCLUDED ELSEWHERE IN THIS REPORT AND THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999. EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE DISCUSSION IN THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE EXCHANGE ACT OF 1934. THESE STATEMENTS INVOLVE RISKS, UNCERTAINTIES AND ASSUMPTIONS AS TO SUCH MATTERS AS VIANT'S PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS. THE CAUTIONARY STATEMENTS MADE IN THIS REPORT SHOULD BE READ AS BEING APPLICABLE TO ALL RELATED FORWARD-LOOKING STATEMENTS WHEREVER THEY APPEAR IN THIS REPORT. VIANT'S ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE, ACHIEVEMENTS AND REPORT COULD DIFFER MATERIALLY FROM THOSE DISCUSSED BELOW. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED IN "FACTORS AFFECTING VIANT'S OPERATING RESULTS, BUSINESS PROSPECTS AND MARKET PRICE OF STOCK," AS WELL AS THOSE DISCUSSED ELSEWHERE HEREIN. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE MADE AS OF THE DATE HEREOF, BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE THEREOF, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS.

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

         Viant's revenues and earnings may fluctuate from quarter to quarter based on such factors within and outside its control, including: the variability in market demand for the Internet and for Internet professional services, the length of the sales cycle associated with our service offerings, the number, size and scope of our projects, and the efficiency with which we utilize our employees. Viant does not track backlog information. Any information regarding anticipated future revenue from clients would not be meaningful and would be potentially misleading.

         The number of Viant employees increased from 213 as of January 1, 1999 to 405 as of December 31, 1999 and 482 employees as of March 31, 2000. Personnel compensation and facilities costs represent a high percentage of Viant's operating expenses and are relatively fixed in advance of each quarter. Accordingly, if revenues do not increase at a rate equal to expenses, Viant's business, financial condition or results of operations could be materially and adversely affected. In addition, Viant's liquidity may also be adversely affected if revenues do not increase at a rate equal to these additional expenses, to the extent Viant is unable to reduce operating expenses.

     Viant's fiscal year is the 52-week period ending on the Friday nearest to the last day of December of that year. Within that fiscal year, Viant's quarterly periods are the 13 week periods ending on the Friday nearest to the last day of March, June and September. All references below to the results of operations for 1999 are the actual operating results for the fiscal year ended December 31, 1999.

RESULTS OF OPERATIONS

     The following table sets forth the percentage of revenues of certain items included in the Company's consolidated statements of operations:

                                VIANT CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS PERCENTAGES

                                    THREE MONTHS ENDED
                                  ----------------------
                                  MARCH 31,      APRIL 2,
                                    2000          1999
                                   -----          -----
Net revenues ....................    100%         100%
                                   =====        =====

Operating expenses:
  Professional services .........     41             57
  Sales and marketing ...........     11             15
  General and administrative ....     32             45
  Research and development ......      5              9
                                   -----          -----

      Total operating expenses...     89            126
                                   -----          -----

Income (loss) from operations....     11            (26)
Interest income .................      7              2
Interest expense ................     (0)            (2)
                                   -----          -----

Net income (loss) ...............     18%           (26)%
                                   =====          =====

COMPARISON OF THE QUARTERS ENDED MARCH 31, 2000 AND APRIL 2, 1999

         NET REVENUES. Revenues increased 288% from $7.9 million for the first quarter of 1999 to $30.6 million for the first quarter of 2000. The increase in net revenues reflected growing demand for Internet professional services and increases in both the size and number of Viant's client engagements. Revenues derived from Viant's three largest clients, as a percentage of total net revenues, decreased from 54% for the first quarter of 1999 to 25% for the first quarter of 2000.

         PROFESSIONAL SERVICES. Professional services expenses consist primarily of compensation and benefits for employees engaged in the delivery of Internet professional services and non-reimbursable expenses related to client projects. Professional services expenses increased 180% from $4.5 million for the first quarter of 1999 to $12.6 million for the first quarter of 2000. This increase was primarily due to an increase in the number of professional services personnel retained by Viant. Professional services expenses decreased as a percentage of revenues from 57% for the first quarter of 1999 to 41% for the first quarter of 2000. This decrease was primarily the result of increased utilization of the professional staff, higher billing rates, better planning and execution on client engagements and higher revenue growth versus professional services expenses.

         SALES AND MARKETING. Sales and marketing expenses consist primarily of compensation, benefits and travel costs for employees in the sales and marketing groups, marketing program costs and an allocation of facilities costs. Sales and marketing expenses increased $2.2 million or 181% for the first quarter of 2000 versus the first quarter of 1999. Sales and marketing expenses decreased as a percentage of revenues from 15% for the first quarter of 1999 to 11% for the first quarter of 2000. Sales and marketing expense increase was primarily attributable to an increase in the number of sales and marketing personnel and an overall increase in Viant's marketing and branding efforts. Viant expects that the dollar amount of sales and marketing expenses will continue to increase due to increases in advertising and promotional activities. The decrease as a percentage of revenues was due to higher revenues generated per sales employee and an increase in revenues for the first quarter of 2000 versus the same period in 1999.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of compensation, benefits and travel costs for employees in Viant's management, human resources, finance and administration groups, and facilities costs not allocated to sales and marketing or research and development. General and administrative expenses increased $6.1 million or 173% for the first quarter of 2000 versus the first quarter of 1999. This increase was the result of an increase in the number of personnel and facilities costs associated with our offices in London, Atlanta, Chicago, and Houston. General and administrative expenses decreased as a percentage of revenues from 45% for the first quarter of 1999 to 31% for the first quarter of 2000. This decrease was the result of higher revenue growth versus infrastructure support costs and more efficient operations.

         RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of compensation, benefits and an allocation of facilities costs for employees associated with Viant's innovation center. The innovation center enhances the knowledge and expertise of the strategic consulting, creative design and technology disciplines. Research and development expenses increased $.9 million or 133% for the first quarter of 2000 versus the first quarter of 1999. This increase was primarily the result of increased headcount. Research and development expenses decreased as a percentage of revenue from 9% for the first quarter of 1999 to 5% for the first quarter of 2000. This decrease was primarily the result of higher revenue growth versus research and development expenses.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, Viant has funded its operations and investments in property and equipment through private and public equity financings, bank borrowings and capital lease financing arrangements. Viant's cash and cash equivalents and short-term investments decreased from $188.2 million at December 31, 1999 to $171.7 million as of March 31, 2000. This decrease is primarily due to the Company's investment of $18.0 million in high grade corporate bonds with original maturities of greater than one year. Additionally, there was $3.1 million in cash provided by operations.

    Viant has a $3.2 million capital lease facility with a leasing company that is secured by the capital assets purchased with the borrowings. Outstanding borrowings under the above credit facility totaled $2.0 million as of March 31, 2000.

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

     FACTORS AFFECTING VIANT'S OPERATING RESULTS, BUSINESS PROSPECTS AND MARKET PRICE OF STOCK

     The following important factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q or presented elsewhere by management from time to time.

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

OUR REVENUES COULD BE NEGATIVELY AFFECTED BY THE LOSS OF A MAJOR CLIENT

     We derive a significant portion of our revenues from large projects for a limited number of clients. The loss of any major client could dramatically reduce our revenues. In the first quarter of 1999, our five largest clients accounted for approximately 65% of our revenues. During such period Compaq Computer Corporation and RadioShack each accounted for more than 10% of our revenues and three other clients each accounted for more than 5% of our revenues. In the first quarter of 2000, our five largest clients accounted for approximately 37% of our revenues. During such period no clients accounted for more than 10% or our revenues and six clients each accounted for more than 5% of our revenues.

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

DIFFICULTIES PRESENTED BY INTERNATIONAL FACTORS COULD NEGATIVELY AFFECT OUR
  BUSINESS

    One component of our strategy is to expand into international markets, as evidenced by our London office. We believe that we will face certain risks in doing business abroad that we do not face domestically. Among the international risks we believe are most likely to affect us are:

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     From time to time, Viant may be involved in litigation incidental to the conduct of its business. Viant is not currently a party to any material legal proceedings.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    The following information is provided as an amendment to the initial report on Form SR, "Report of Sales of Securities and Use of Proceeds Therefrom," regarding the use of proceeds from the sale of common stock under the Company's Registration Statement on Form S-1 (SEC file number 333-76049), which was declared effective on June 17, 1999. The information provided is for the period from May 29, 1999 through March 31, 2000.

    During this period the Company had a positive cash flow of $178,739,000. All proceeds from this offering and Viant's secondary offering, effective December 17, 1999, were invested primarily in certificates of deposit and short-term, high grade commercial paper, U.S. government backed securities and long-term high grade corporate debt obligations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On February 2, 2000, the Company held a special meeting of its stockholders to seek their approval of a certificate of amendment to the Company's Certificate of Incorporation. The proposed certificate of amendment increased the authorized number of shares of common stock from 50,000,000 to 200,000,000. Of the 21,633,854 shares outstanding and available to vote at the special meeting, 15,582,242 shares voted for the proposed amendment, 449,752 shares voted against the amendment, 22,852 shares abstained from voting and 5,579,008 shares were not voted.

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

Date: May 12, 2000

                                       By /s/ M. Dwayne Nesmith
                                          -------------------------------------
                                          M. Dwayne Nesmith
                                          Vice President and
                                          Chief Financial Officer

Date: May 12, 2000