Form 10-Q
period 2000-06-30
VIANT CORP
filed 2000-08-04
CIK 1028122

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000 OR

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

     As of June 30, 2000 there were 47,952,084 shares of Common Stock, $.001 par value, outstanding.

================================================================================

                                VIANT CORPORATION

                                    Form 10-Q
                                Table of Contents

                                  JUNE 30, 2000

                                                                        PAGE
                                                                       NUMBER
                                                                       ------


PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Statements of Operations for the Three and Six
         Months Ended June 30, 2000 and July 2, 1999.....................    1

         Consolidated Balance Sheets as of June 30, 2000 and
         December 31, 1999...............................................    2

         Consolidated Statements of Cash Flows for the Six
         Months Ended June 30, 2000 and July 2,1999......................    3

         Notes to Consolidated Financial Statements......................    4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.......................................    5

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...............................................   12

Item 2.  Changes in Securities and Use of Proceeds.......................   12

Item 4.  Submission of Matters to a Vote of Security Holders.............   12

Item 6.  Exhibits and Report on Form 8-K.................................   13

Signatures ..............................................................   13

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                                VIANT CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                        THREE MONTHS ENDED    SIX MONTHS ENDED
                                        ------------------    ----------------
                                        JUNE 30,  JULY 2,     JUNE 30,  JULY 2,
                                          2000     1999         2000     1999
                                        --------  -------     --------  -------
Net revenues........................... $38,545   $10,991     $69,133   $18,874
                                        --------  -------     --------  -------

Operating expenses:

  Professional services................  14,925     5,591      27,541    10,102
  Sales and marketing..................   3,955     1,661       7,372     2,877
  General and administrative...........  13,863     4,779      23,484     8,297
  Research and development.............   1,496       850       3,105     1,540
                                        --------  -------     --------  -------

      Total operating expenses.........  34,239    12,881      61,502    22,816
                                        --------  -------     --------  -------

      Income (loss) from operations....   4,306    (1,890)      7,631    (3,942)
Interest income........................   3,504       176       5,803       344
Interest expense.......................     (53)     (125)       (114)     (282)
                                        --------  -------     --------  -------
      Income (loss) before taxes          7,757    (1,839)     13,320    (3,880)

Provision for income taxes.............   1,473         -       1,473         -
                                        --------  -------     --------  -------

     Net income (loss)................. $ 6,284   $(1,839)    $11,847   $(3,880)
                                        ========  =======     ========  =======

Net income (loss) per share:

            Basic                       $  0.13   $ (0.13)    $  0.25   $ (0.35)
            Diluted                     $  0.11   $ (0.13)    $  0.22   $ (0.35)

Shares used in computing net income (loss) per share:

            Basic                        47,500    14,544      47,090    11,125
            Diluted                      55,276    14,544      54,715    11,125

Pro forma net income (loss) per share:

            Basic                       $  0.13   $ (0.05)    $  0.25   $ (0.11)
            Diluted                     $  0.11   $ (0.05)    $  0.22   $ (0.11)

Shares used in computing pro forma net income (loss) per share:

            Basic                        47,500    36,552      47,090    35,302
            Diluted                      55,276    36,552      54,715    35,302

The accompanying notes are an integral part of these consolidated financial statements.

                                VIANT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                       JUNE 30,    DECEMBER 31,
                                                         2000          1999
                                                      ---------    ------------
                           ASSETS
Current assets:

 Cash and cash equivalents........................    $ 127,532      $ 66,450
 Short-term investments...........................       50,331       121,726
 Accounts receivable, net.........................       28,537        16,927
 Prepaid expenses and other current assets........        1,076         1,595
                                                      ---------    ------------
   Total current assets...........................      207,476       206,698
Property and equipment, net.......................       10,062         6,767
Long-term investments.............................       22,269           500
Other assets......................................          555           261
                                                      ---------    ------------
 Total assets.....................................    $ 240,362     $ 214,226
                                                      =========    ============


            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

 Current portion of capital lease obligations.....    $     642     $     608
 Accounts payable.................................        5,681         2,877
 Accrued expenses.................................       15,201        13,381
 Deferred revenues................................        5,513         2,748
                                                      ---------    ------------
   Total current liabilities......................       27,037        19,614
 Capital lease obligations........................        1,203         1,533
                                                      ---------    ------------
   Total liabilities..............................       28,240        21,147
                                                      ---------    ------------

Stockholders' equity:
 Common stock; $0.001 par value; 200,000,000 and
   50,000,000 shares authorized, respectively;
   47,952,084 and 46,071,286 shares issued and
   outstanding, respectively......................           48            46
 Additional paid-in capital.......................      215,159       208,489
 Deferred compensation............................       (3,458)       (3,958)
 Other comprehensive income (loss)................           19            (5)
 Accumulated earnings (deficit)...................          354       (11,493)
                                                      ---------    ------------
Total stockholders' equity........................      212,122       193,079
                                                      ---------    ------------
Total liabilities and stockholders' equity........    $ 240,362     $ 214,226
                                                      =========    ============

The accompanying notes are an integral part of these consolidated financial statements.

                                VIANT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                  SIX MONTHS ENDED
                                                                --------------------
                                                                JUNE 30,     JULY 2,
                                                                  2000        1999
                                                                --------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)............................................. $ 11,847     $(3,880)
 Adjustments to reconcile net income (loss)
  to net cash provided by (used in)
  operating activities:
  Tax benefit from disqualifying dispositions.................     1,473           -
  Depreciation and amortization...............................     1,709         826
  Stock-based compensation expense............................       822           -
  Changes in operating assets and liabilities:
   Accounts receivable........................................   (12,180)     (6,193)
   Prepaid expenses and other assets..........................       225        (335)
   Accounts payable...........................................     2,804         562
   Accrued expenses...........................................     1,820         984
   Deferred revenues..........................................     2,765         982
                                                                --------    --------

    Net cash provided by (used in) operating activities.......    11,285      (7,054)
                                                                --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of short-term investments..........................   (65,892)     (1,247)
 Maturities of short-term investments.........................   137,287       1,385
 Purchases of long-term investments...........................   (21,199)          -
 Purchases of property and equipment..........................    (5,004)     (1,074)
                                                                --------    --------
    Net cash provided by (used in) investing activities.......    45,192        (936)
                                                                --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from exercise of stock options......................     4,877         611
 Proceeds from issuance of convertible preferred stock, net...         -          45
 Proceeds from issuance of common stock, net..................         -      50,168
 Principal payments on lines of credit borrowings.............         -      (3,453)
 Principal payments on capital lease obligations..............      (296)        (71)
                                                                --------    --------

    Net cash provided by financing activities.................     4,581      47,300
                                                                --------    --------

Effect of exchange rate changes on cash and cash equivalents..        24           -
                                                                --------    --------

Net increase in cash and cash equivalents.....................    61,082      39,310
Cash and cash equivalents at beginning of period..............    66,450      18,209
                                                                --------    --------
Cash and cash equivalents at end of period....................  $127,532    $ 57,519
                                                                ========    ========


SUPPLEMENTAL CASH FLOW DISCLOSURE:
 Cash paid for interest........................................ $     53       $ 281

NONCASH INVESTING AND FINANCING ACTIVITIES:
 Equipment acquired under capital lease obligations............ $      -       $ 376

The accompanying notes are an integral part of these consolidated financial statements.

                                VIANT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared by Viant Corporation ("Viant" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1999 included in the Company's Form 10-K, filed March 28, 2000 (File No. 000-26303). The accompanying unaudited consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

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

     Unaudited pro forma net income (loss) per share for the three and six months ended July 2, 1999 included in the statement of operations is computed using the weighted average number of common shares outstanding, adjusted to include the pro forma effects of the conversion of preferred stock to common stock as if such conversion had occurred on January 2, 1999, or at the date of original issuance, if later.

3. CASH EQUIVALENTS AND INVESTMENTS

     Viant considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents. All other investments with original maturities between 91 and 360 days are classified as short-term investments because they are liquid and are available to meet working capital needs. Investments with original maturities greater than one year are classified as long-term investments. At June 30, 2000 and December 31, 1999, Viant's investments consisted primarily of certificates of deposit and money market funds secured by U.S. Government-backed securities, commercial paper and high grade corporate debt obligations.

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

     On February 24, 2000, Viant, effectuated a two-for-one stock split in the form of a 100% stock dividend to stockholders of record on February 8, 2000.

5. COMPREHENSIVE INCOME

    Total comprehensive income, which was comprised of net income and foreign currency translation adjustments, was $6,300,000 and $11,871,000 for the three and six months ended June 30, 2000, respectively. Total comprehensive income (loss) was comprised solely of net income (loss) for the three and six months ended July 2, 1999.

6. NEW ACCOUNTING PRONOUNCEMENTS

    In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" subsequently updated by SAB 101A and SAB 101B ("SAB 101"). SAB 101 summarizes certain of the SEC's view in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt SAB 101 no later than the fourth quarter of fiscal 2000. The Company is currently evaluating the impact of SAB 101 on its results of operations and financial position.

    In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of previously fixed stock options or awards, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF VIANT SHOULD BE READ IN CONJUNCTION WITH VIANT'S UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, INCLUDED ELSEWHERE IN THIS REPORT AND WITH THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999. EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE DISCUSSION IN THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND
SECTION 21E OF THE EXCHANGE ACT OF 1934. THESE STATEMENTS INVOLVE RISKS, UNCERTAINTIES AND ASSUMPTIONS AS TO SUCH MATTERS AS VIANT'S PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS. THE CAUTIONARY STATEMENTS MADE IN THIS REPORT SHOULD BE READ AS BEING APPLICABLE TO ALL RELATED FORWARD-LOOKING STATEMENTS WHEREVER THEY APPEAR IN THIS REPORT. VIANT'S ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE, ACHIEVEMENTS AND REPORT COULD DIFFER MATERIALLY FROM THOSE DISCUSSED BELOW. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED IN "FACTORS AFFECTING VIANT'S OPERATING RESULTS, BUSINESS PROSPECTS AND MARKET PRICE OF STOCK," AS WELL AS THOSE DISCUSSED ELSEWHERE HEREIN. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE MADE AS OF THE DATE HEREOF, BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE THEREOF, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS.

OVERVIEW

     Viant is a leading builder of digital businesses providing strategic consulting, creative design and technology services to companies seeking to capitalize on the Internet. Viant creates value by helping clients rapidly develop and deploy Internet solutions.

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

     The number of Viant employees increased from 213 as of January 1, 1999 to 405 as of December 31, 1999 and to 602 employees as of June 30, 2000. Personnel compensation and facilities costs represent a high percentage of Viant's operating expenses and are relatively fixed in advance of each quarter. Accordingly, if revenues do not increase at a rate equal to expenses, Viant's business, financial condition or results of operations could be materially and adversely affected. In addition, Viant's liquidity may also be adversely affected if revenues do not increase at a rate equal to these additional expenses, to the extent Viant is unable to reduce operating expenses.

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

RESULTS OF OPERATIONS

     The following table sets forth the percentage of revenues of certain items included in the Company's consolidated statements of operations:

                                VIANT CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS PERCENTAGES

                                         THREE MONTHS ENDED    SIX MONTHS ENDED
                                         ------------------   ------------------
                                         JUNE 30,   JULY 2,   JUNE 30,   JULY 2,
                                           2000      1999       2000       1999
                                         --------   -------   --------   -------
Net revenues.........................      100%      100%       $100%      $100%
                                         ========   =======   ========   =======

Operating expenses:
 Professional services...............       39        51          40         54
 Sales and marketing.................       10        15          11         15
 General and administrative..........       36        43          34         44
 Research and development............        4         8           4          8
                                         --------   -------   --------   -------

   Total operating expenses..........       89       117          89        121
                                         --------   -------   --------   -------

 Income (loss) from operations.......       11       (17)         11        (21)
 Interest income.....................        9         1           8          1
 Interest expense....................       (0)       (1)         (0)        (1)
                                         --------   -------   --------   -------
   Income (loss) before taxes               20       (17)         19        (21)

Provision for income taxes...........        4         -           2          -
                                         --------   -------   --------   -------
 Net income (loss)...................       16%      (17)%        17%       (21)%
                                         ========   =======   ========   =======


COMPARISON OF THE QUARTERS ENDED JULY 2, 1999 AND JUNE 30, 2000

     NET REVENUES. Revenues increased 251% from $11.0 million for the second quarter of 1999 to $38.5 million for the second quarter of 2000. The increase in net revenues reflected growing demand for Internet professional services and increases in both the size and number of Viant's client engagements, although we are uncertain as to the continued, long-term sustainability of such percentage revenue growth on a quarter-over-quarter basis and we believe that any such period-to-period comparisons of our operating results are not necessarily meaningful. Revenues derived from Viant's three largest clients, as a percentage of total net revenues, decreased from 51% for the second quarter of 1999 to 24% for the second quarter of 2000.

     PROFESSIONAL SERVICES. Professional services expenses consist primarily of compensation and benefits for employees engaged in the delivery of Internet professional services and non-reimbursable expenses related to client projects. Professional services expenses increased 167% from $5.6 million for the second quarter of 1999 to $14.9 million for the second quarter of 2000. This increase was primarily due to an increase in the number of professional services personnel employed by Viant. Professional services expenses decreased as a percentage of revenues from 51% for the second quarter of 1999 to 39% for the second quarter of 2000. This decrease was primarily the result of increased utilization of the professional staff, higher billing rates, better planning and execution on client engagements and higher revenue growth versus professional services expenses.

     SALES AND MARKETING. Sales and marketing expense consists primarily of compensation, benefits and travel costs for employees in the sales and marketing groups, marketing program costs and an allocation of facilities costs. Sales and marketing expense increased $2.3 million, or 138%, to $4.0 million for the second quarter of 2000 from $1.7 million in the second quarter of 1999. This increase was primarily attributable to an increase in the number of sales and marketing personnel and an overall increase in Viant's marketing and branding efforts. Viant expects that the dollar amount of sales and marketing expenses will continue to increase due to increases in advertising and promotional activities. Sales and marketing expense decreased as a percentage of revenues from 15% for the second quarter of 1999 to 10% for the second quarter of 2000. This decrease was due to higher revenues generated per sales employee and an increase in revenues for the second quarter of 2000 versus the same period in 1999.

     GENERAL AND ADMINISTRATIVE. General and administrative expense consists primarily of compensation, benefits and travel costs for employees in Viant's management, professional services, human resources and recruiting, finance and administration groups, and facilities costs not allocated to sales and marketing or research and development. General and administrative expense increased $9.1 million, or 190%, to $13.9 million for the second quarter of 2000 from $4.8 million in the second quarter of 1999. This increase was the result of an increase in the number of personnel and facilities costs associated with our offices in London, Atlanta, Chicago, Houston, and Mountain View. General and administrative expense decreased as a percentage of revenues from 43% for the second quarter of 1999 to 36% for the second quarter of 2000. This decrease was the result of higher revenue growth versus infrastructure support costs and more efficient operations.

     RESEARCH AND DEVELOPMENT. Research and development expense consists primarily of compensation, benefits, subscription fees and an allocation of facilities costs for employees associated with Viant's innovation center. The innovation center enhances the knowledge and expertise of the strategic consulting, creative design and technology disciplines. Research and development expense increased $0.6 million, or 76%, to $1.5 million for the second quarter of 2000 from $0.9 million in the second quarter of 1999. This increase was primarily the result of increased headcount. Research and development expense decreased as a percentage of revenue from 8% for the second quarter of 1999 to 4% for the second quarter of 2000. This decrease was primarily the result of higher revenue growth versus research and development expenses.

     INTEREST INCOME (EXPENSE), NET. Interest income (expense), net consists primarily of interest earned on cash and cash equivalents and short and long term investments and interest paid on capital lease obligations. Interest income (expense), net increased $3.4 million, or 6667%, to $3.5 million in the second quarter of 2000 from $0.1 million in the second quarter of 1999. This increase is primarily the result of the investment of proceeds from Viant's initial public offering and secondary offering.

     PROVISION FOR INCOME TAXES. As of June 30, 2000, the Company no longer has a valuation allowance offsetting the net deferred tax asset. Based upon an analysis of the Company's ability to generate sufficient future taxable income during periods in which temporary differences reverse, management believes it is more likely than not the Company will realize the benefits of its net deferred tax assets. The amount of net deferred tax assets considered realizable could be reduced if estimated future taxable income cannot be achieved.

COMPARISON OF THE SIX MONTHS ENDED JULY 2, 1999 AND JUNE 30, 2000

     NET REVENUES. Revenues increased 266% from $18.9 million for the first six months of 1999 to $69.1 million for the first six months of 2000. The increase in net revenues reflected growing demand for Internet professional services and increases in both the size and number of Viant's client engagements, although we are uncertain as to the continued, long-term sustainability of such percentage revenue growth on a period-over-period basis and we believe that any such period-to-period comparisons of our operating results are not necessarily meaningful. Revenues derived from Viant's three largest clients, as a percentage of total net revenues, decreased from 48% for the first six months of 1999 to 21% for the first six months of 2000.

     PROFESSIONAL SERVICES. Professional services expenses increased 173% from $10.1 million for the first six months of 1999 to $27.5 million for the first six months of 2000. These increases were primarily due to the hiring of additional professionals during these periods. Professional services expenses decreased as a percentage of revenues from 54% for the first six months of 1999 to 40% for the first six months of 2000. This decrease is primarily the result of increased utilization of the professional staff, better planning and execution on client engagements and increased revenue growth.

     SALES AND MARKETING. Sales and marketing expense increased $4.5 million, or 156%, to $7.4 million for the first six months of 2000 from $2.9 million in the first six months of 1999. This increase was primarily attributable to an increase in the number of sales personnel and an overall increase in Viant's marketing and branding efforts. Viant expects that the dollar amount of sales and marketing expenses will continue to increase due to increases in advertising and promotional activities. Sales and marketing expense decreased as a percentage of revenues from 15% for the first six months of 1999 to 11% for the first six months of 2000. This decrease was due to higher revenues generated per sales employee and to the significant increase in revenues for the first six months of 2000 versus the same period in 1999.

     GENERAL AND ADMINISTRATIVE. General and administrative expense increased $15.2 million, or 183%, to $23.5 million for the first six months of 2000 from $8.3 million in the first six months of 1999. This increase was the result of increased personnel and facilities costs in connection with the opening of new offices in London, Atlanta, Chicago, Houston and Mountain View. General and administrative expense decreased as a percentage of revenues from 44% for the first six months of 1999 to 34% for the first six months of 2000. This decrease was the result of higher revenue growth versus infrastructure support costs and more efficient operations.

     RESEARCH AND DEVELOPMENT. Research and development expense increased $1.6 million, or 102%, to $3.1 million for the first six months of 2000 from $1.5 million in the first six months of 1999. Research and development expense decreased as a percentage of revenue from 8% for the first six months of 1999 to 4% for the first six months of 2000. This decrease was primarily the result of higher revenue growth versus research and development expense.

     INTEREST INCOME (EXPENSE), NET. Interest income (expense), net increased $5.6 million, or 9076%, to $5.7 million in the first six months of 2000 from $0.1 million in first six months of 1999. This increase is primarily the result of the investment of proceeds from Viant's initial public offering and secondary offering.

     PROVISION FOR INCOME TAXES. As of June 30, 2000, the Company no longer has a valuation allowance offsetting the net deferred tax asset. Based upon an analysis of the Company's ability to generate sufficient future taxable income during periods in which temporary differences reverse, management believes it is more likely than not the Company will realize the benefits of its net deferred tax assets. The amount of net deferred tax assets considered realizable could be reduced if estimated future taxable income cannot be achieved.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, Viant has funded its operations and investments in property and equipment through private and public equity financings, bank borrowings and capital lease financing arrangements. Viant's cash and cash equivalents and short-term investments decreased from $188.2 million at December 31, 1999 to $177.9 million as of June 30, 2000. This decrease was primarily due to the Company's investment of $18.0 million in high grade corporate bonds with original maturities of greater than one year. Cash provided by operations during this period was $11.9 million.

     Viant has a $3.2 million capital lease facility with a leasing company that is secured by the capital assets purchased with the borrowings. Outstanding borrowings under the above credit facility totaled $1.8 million as of June 30, 2000.

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

    In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" subsequently updated by SAB 101A and SAB 101B ("SAB 101"). SAB 101 summarizes certain of the SEC's view in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt SAB 101 no later than the fourth quarter of fiscal 2000. The Company is currently evaluating the impact of SAB 101 on its results of operations and financial position.

    In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of previously fixed stock options or awards, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000.

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

OUR REVENUES COULD BE NEGATIVELY AFFECTED BY THE LOSS OF A MAJOR CLIENT

     We derive a significant portion of our revenues from large projects for a limited number of clients. The loss of any major client could dramatically reduce our revenues. In the second quarter of 1999, our five largest clients accounted for approximately 64% of our revenues. During such period Charles Schwab, BankBoston and Compaq Computer Corporation each accounted for more than 10% of our revenues and two other clients each accounted for more than 5% of our revenues. In the second quarter of 2000, our five largest clients accounted for approximately 34% of our revenues. During such period no clients accounted for more than 10% or our revenues and four clients each accounted for more than 5% of our revenues.

FLUCTUATIONS IN OUR QUARTERLY REVENUES AND OPERATING RESULTS MAY LEAD TO REDUCED PRICES FOR OUR STOCK

     We believe that period-to-period comparisons of our operating results are not necessarily meaningful. You should not rely upon these comparisons or existing statements made by the Company regarding our ability to sustain revenue growth as actual indicators of future performance. Moreover, if our operating results in any future period fall below the expectations of securities analysts and investors, whether these expectations are based upon such comparisons or statements, the market price of our securities would likely decline.

     Factors that have caused our results to fluctuate in the past and which are likely to affect us in the future include the following:

     - variability in the use of market the Internet and market demand for Internet professional services;

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

DIFFICULTIES PRESENTED BY INTERNATIONAL FACTORS COULD NEGATIVELY AFFECT OUR BUSINESS

     One component of our strategy is to expand into international markets, as evidenced by our London and Munich offices. We believe that we will face certain risks in doing business abroad that we do not face domestically. Among the international risks we believe are most likely to affect us are:

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     The following information is provided as an amendment to the initial report regarding the use of proceeds from the sale of common stock under the Company's Registration Statement on Form S-1 (SEC file number 333-76049), which was declared effective on June 17, 1999. The information provided is for the period from May 29, 1999 through June 30, 2000.

     During this period the Company had a positive cash flow of $185,066,000 from operations and financings. Viant's proceeds from its initial public offering and secondary offering were invested primarily in certificates of deposit and short-term, high grade commercial paper, U.S. government backed securities and long-term high grade corporate debt obligations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 24, 2000, the Company held its annual meeting of stockholders to seek their approval as to the following matters: the reelection of Venetia Kontogouris as the Class I Director, an increase in the shares of common stock issuable under the 1999 stock option plan by 4,500,000 shares and the ratification of the appointment of PricewaterhouseCoopers, LLP as the Company's independent auditors. There were 46,919,928 shares outstanding and available to vote at the meeting. As to the reelection, Ms. Kontogouris received 36,157,072 shares for the reelection, 41,363 shares against the reelection and 10,721,493 shares did not vote; as to the increase in the number of shares available for issuance under the stock option plan, 21,821,385 shares voted for the increase, 8,483,589 shares voted against the increase, 32,840 shares abstained from voting and 16,582,114 shares did not vote and as to the ratification of the appointment PricewaterhouseCoopers, 36,173,696 shares voted for the appointment, 6,180 shares against the appointment, 18,559 shares abstained from voting and 10,721,493 shares did not vote. In addition, the terms of the following directors continued after the date of the meeting: Robert L. Gett, William H. Davidow, William E. Klevie and Kevin W. English.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

          27.1 Financial data schedule.

     (b) Reports on Form 8-k

     The Company did not file any reports on Form 8-k during the three months ended June 30, 2000.

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

Date: August 4, 2000

                                       By /s/ M. Dwayne Nesmith

                                          -------------------------------------
                                          M. Dwayne Nesmith
                                          Vice President and
                                          Chief Financial Officer

Date: August 4, 2000