Form 10-Q
period 2000-09-29
VIANT CORP
filed 2000-11-13
CIK 1028122

                               SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 2000 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM             TO

     COMMISSION FILE NUMBER: 0-26303

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

     As of September 29, 2000 there were 48,465,184 shares of Common Stock, $.001 par value, outstanding.

================================================================================

                                VIANT CORPORATION

                                    Form 10-Q
                                Table of Contents

                               September 29, 2000

                                                                            PAGE
                                                                          NUMBER

                                                                          ------


PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Statements of Operations for the Three and Nine
         Months Ended September 29, 2000 and October 1, 1999.............    1

         Consolidated Balance Sheets as of September 29, 2000 and
         December 31, 1999...............................................    2

         Consolidated Statements of Cash Flows for the Nine
         Months Ended September 29, 2000 and October 1,1999..............    3

         Notes to Consolidated Financial Statements......................    4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.......................................    5

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...............................................   14

Item 2.  Changes in Securities and Use of Proceeds.......................   14

Item 6.  Exhibits and Report on Form 8-K.................................   14

Signatures ..............................................................   15

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                                VIANT CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                           --------------------------------        --------------------------
                                                              SEPTEMBER 29, OCTOBER 1,             SEPTEMBER 29,    OCTOBER 1,
                                                                 2000         1999                     2000          1999
                                                                --------    --------                  --------      --------

Net revenues ..................................................   $ 33,078    $ 18,751                $102,211      $ 37,625
                                                                  --------    --------                --------      --------
Operating expenses:
    Professional services .....................................     16,543       8,440                  44,084        18,542
    Sales and marketing .......................................      2,796       1,770                  10,168         4,647
    General and administrative ................................     16,092       6,701                  39,576        14,998
    Research and development ..................................      1,326         932                   4,431         2,472
                                                                  --------    --------                 --------     --------

        Total operating expenses ..............................     36,757      17,843                  98,259        40,659
                                                                  --------    --------                 --------     --------
        Income (loss) from operations .........................     (3,679)        908                   3,952        (3,034)

Interest and other income (expenses), net .....................      2,546         660                   8,235           722
                                                                  --------    --------                 --------     --------

        Income (loss) before income taxes .....................     (1,133)      1,568                  12,187        (2,312)

Provision for income taxes ....................................          -           -                   1,473             -
                                                                  --------    --------                 --------     --------
Net income (loss) .............................................   $ (1,133)   $  1,568                $ 10,714      $ (2,312)
                                                                  ========    ========                 ========     ========


Net income (loss) per share:

                Basic .........................................   $  (0.02)   $   0.04                $   0.23      $  (0.11)
                Diluted .......................................   $  (0.02)   $   0.03                $   0.19      $  (0.11)

Shares used in computing net income (loss) per share:

                Basic .........................................     48,247      42,818                   47,475        21,690
                Diluted .......................................     48,247      51,980                   55,280        21,690

Pro forma net income (loss) per share:

                Basic .........................................   $  (0.02)   $   0.04                 $   0.23     $  (0.06)
                Diluted .......................................   $  (0.02)   $   0.03                 $   0.19     $  (0.06)

Shares used in computing pro forma net income (loss) per share:

                Basic .........................................     48,247      42,818                   47,475        37,808
                Diluted .......................................     48,247      51,980                   55,280        37,808

The accompanying notes are an integral part of these consolidated financial statements.

                                VIANT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                                                SEPTEMBER 29,      DECEMBER 31,
    ASSETS                                                                         2000              1999
                                                                                (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................................... $ 151,446            $ 66,450
  Short-term investments........................................................   43,047             121,726
  Accounts receivable, net......................................................   27,813              16,927
  Prepaid expenses and other current assets.....................................    1,332               1,595
                                                                                 --------            ---------
    Total current assets.......................................................   223,638             206,698
Property and equipment, net.....................................................   12,448               6,767
Long-term investments...........................................................    4,386                 500
Other assets....................................................................    3,767                 261
                                                                                 --------            ---------
  Total assets..................................................................$ 244,239           $ 214,226
                                                                                =========           =========


                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of capital lease obligations..................................    $ 659               $ 608
  Accounts payable..............................................................    5,252               2,877
  Accrued expenses..............................................................   18,700              13,381
  Deferred revenues............................................................     6,364               2,748
                                                                                ---------            ---------
    Total current liabilities...................................................   30,975              19,614
  Capital lease obligations, less current portion...............................    1,031               1,533
                                                                                ---------            ---------
    Total liabilities..........................................................    32,006              21,147
                                                                                ---------            ---------

Stockholders' equity:
  Common stock; $0.001 par value; 200,000,000 and 50,000,000 shares authorized, respectively; 48,465,184 and 46,071,286 shares issued and outstanding,
    respectively................................................................       48                  46
Additional paid-in capital......................................................  216,257             208,489
Deferred compensation...........................................................   (3,208)             (3,958)
Other comprehensive income......................................................      (85)                 (5)
Accumulated deficit.............................................................     (779)            (11,493)
                                                                                ---------            ---------
Total stockholders' equity......................................................  212,233             193,079
                                                                                ---------            ---------
Total liabilities and stockholders' equity......................................$ 244,239           $ 214,226
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

                                VIANT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                   NINE MONTHS ENDED
                                                                                -----------------------------------------------
                                                                                   SEPTEMBER 29,               OCTOBER 1,
                                                                                        2000                      1999
                                                                                -----------------------    --------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).............................................................       $ 10,714                $ (2,312)
  Adjustments to reconcile net income (loss) to net cash provided by
    (used in) operating activities:
    Tax benefit from disqualifying dispositions.................................          1,473                       -
    Depreciation and amortization...............................................          2,867                   1,352
    Write-down of investments...................................................            507                       -
    Stock-based compensation expense...........................................           1,072                       -
    Changes in operating assets and liabilities:
      Accounts receivable, net..................................................        (11,456)                 (8,142)
      Prepaid expenses and other assets.........................................         (3,243)                   (258)
      Accounts payable..........................................................          2,375                   2,721
      Accrued expenses..........................................................          5,319                   5,131
      Deferred revenues.........................................................          3,616                     903
                                                                                ------------------        ---------------
        Net cash provided by (used in) operating activities.....................         13,244                    (605)
                                                                                ------------------        ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments...........................................        (93,508)                 (4,888)
  Maturities of short-term investments..........................................        172,187                   4,114
  Purchases of long-term investments............................................        (21,949)                      -
  Proceeds from sale of long-term investments...................................         18,126                       -
  Purchases of property and equipment...........................................         (8,548)                 (2,601)
                                                                                -------------------       ---------------
        Net cash provided by (used in) investing activities.....................         66,308                  (3,375)
                                                                                -------------------       ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options......................................           5,975                     722
  Proceeds from issuance of convertible preferred stock, net...................               -                      75
  Proceeds from issuance of common stock, net..................................               -                  50,155
  Principal payments on borrowings on lines of credit..........................               -                  (3,453)
  Principal payments on capital lease obligations..............................            (451)                   (208)
                                                                                -------------------      ----------------
        Net cash provided by financing activities..............................           5,524                  47,291
                                                                                -------------------       ---------------
Effect of exchange rate changes on cash and cash equivalents...................             (80)                    (20)
                                                                                -------------------       ---------------
Net increase in cash and cash equivalents......................................          84,996                  43,291
Cash and cash equivalents at beginning of period...............................          66,450                  18,209
                                                                                -------------------       ---------------
Cash and cash equivalents at end of period.....................................       $ 151,446                $ 61,500
                                                                                ===================       ===============


The accompanying notes are an integral part of these consolidated financial statements.

                                VIANT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared by Viant Corporation ("Viant" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1999 included in the Company's Form 10-K, filed March 28, 2000 (File No. 0-26303). The accompanying unaudited consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and nine month periods ended September 29, 2000 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

     Viant's fiscal year is the 52-week period ending on the Friday nearest to the last day of December of that year. Within that fiscal year, Viant's quarterly periods are the 13 week periods ending on the Friday nearest to the last day of March, June and September.

2. EARNINGS (LOSS) PER SHARE

    Basic net income (loss) per common share is computed by dividing net income
(loss) by the weighted average number of common shares outstanding for the period. Diluted income per common share reflects the maximum dilution that would have resulted from the assumed exercise and share repurchase related to dilutive stock options and is computed by dividing net income by the weighted average number of common shares and all dilutive securities outstanding. For the three months ended September 29, 2000, the calculation of diluted net loss per common share does not include potential shares of common stock equivalents as their inclusion would be anti-dilutive.

     Unaudited pro forma net income (loss) per share for the three and nine months ended October 1, 1999 included in the statement of operations is computed using the weighted average number of common shares outstanding, adjusted to include the pro forma effects of the conversion of preferred stock to common stock as if such conversion had occurred on January 2, 1999, or at the date of original issuance, if later.

3. CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

    Viant considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents. All other investments with original maturities between 91 and 360 days are classified as short-term investments because they are liquid and are available to meet working capital needs. Investments with original maturities greater than one year are classified as long-term investments. At September 29, 2000 and December 31, 1999, Viant's short-term investments consisted primarily of certificates of deposit and money market funds secured by U.S. Government-backed securities, commercial paper and high grade corporate debt obligations.

4. LONG-TERM INVESTMENTS

     Investments in entities in which Viant has an equity interest of less than 20% and does not have the ability to exercise significant influence are classified as long-term investments. These investments are accounted for under the cost method. At September 29, 2000 and December 31, 1999, Viant's long-term investments consisted primarily of investments acounted for under the cost method. At each balance sheet date, Viant assesses the value of its cost-based investments and recognizes any identified impairment. During the three months ended September 29, 2000, Viant recorded a charge of $.5 million to account for an identified impairment in certain of its cost-based investments.

5. CAPITAL STOCK

     On June 23, 1999, Viant closed its initial public offering of common stock at a public offering price of $8 per share. The proceeds to Viant from the offering were $50.2 million, net of underwriting discounts and offering costs.

     On December 13, 1999, Viant closed its secondary public offering of common stock at a public offering price of $47.3125 per share. The proceeds to Viant from the offering were $120.3 million, net of underwriting discounts and offering costs.

     On February 24, 2000, Viant, effectuated a two-for-one stock split in the form of a 100% stock dividend to stockholders of record on February 8, 2000. All share data in this report has been restated to reflect this stock split retroactively for all periods presented.

6. COMPREHENSIVE INCOME

     Total comprehensive income, which was comprised of net income (loss) and foreign currency translation adjustments, was $(1,237,000) and $10,634,000 for the three and nine months ended September 29, 2000, respectively and $1,547,000 and $(2,333,000) for the three and nine and months ended October 1, 1999, respectively.

7. SUBSEQUENT EVENTS

     The Company's Board of Directors has authorized the repurchase of up to $50 million of Viant's outstanding common stock. Under the stock repurchase program, Viant may purchase shares from time to time over the next 24 months in the open market.

8. NEW ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" subsequently updated by SAB 101A and SAB 101B ("SAB 101"). SAB 101 summarizes certain of the SEC's view in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt SAB 101 no later than the fourth quarter of fiscal 2000. The Company has conducted a preliminary evaluation of the impact of SAB 101 on its results of operations and financial position. The company believes the adoption of SAB 101 will have no significant impact on its results of operations and financial position.

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

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, which was issued in June 2000. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company did not use derivative instruments or engage in hedging activities in fiscal 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF VIANT SHOULD BE READ IN CONJUNCTION WITH VIANT'S UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, INCLUDED ELSEWHERE IN THIS REPORT AND WITH THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR

THE YEAR ENDED DECEMBER 31, 1999. EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE DISCUSSION IN THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND
SECTION 21E OF THE EXCHANGE ACT OF 1934. THESE STATEMENTS INVOLVE RISKS, UNCERTAINTIES AND ASSUMPTIONS AS TO SUCH MATTERS AS VIANT'S PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS. THE CAUTIONARY STATEMENTS MADE IN THIS REPORT SHOULD BE READ AS BEING APPLICABLE TO ALL RELATED FORWARD-LOOKING STATEMENTS WHEREVER THEY APPEAR IN THIS REPORT. VIANT'S ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE, ACHIEVEMENTS AND REPORTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED BELOW. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED IN "FACTORS AFFECTING VIANT'S OPERATING RESULTS, BUSINESS PROSPECTS AND MARKET PRICE OF STOCK," AS WELL AS THOSE DISCUSSED ELSEWHERE HEREIN. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE MADE AS OF THE DATE HEREOF, BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE THEREOF, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS.

OVERVIEW

     Viant is a leading builder of digital businesses providing strategic consulting, creative design and technology services to companies seeking to capitalize on the Internet. Viant creates value by helping clients rapidly develop and deploy Internet solutions.

     Viant derives substantially all of its revenues from services performed on a fixed-price, fixed-time basis. Viant generally enters into a Master Services Agreement with its clients which establishes the legal and general business terms of the relationship. As specific engagements are identified, the Company and the client then enter into separate statements of work which outline the time frame and fees applicable to the specific engagement. Typically these engagements are of a short predetermined time frame, generally lasting three to six months. To determine the proposed fixed price for an engagement, Viant uses an estimation process which takes into account the type and overall complexity of the project, the anticipated number of consultants needed and their associated billing rates, and the estimated duration of and risks associated with the engagement. All fixed-price proposals are approved by a member of Viant's management team. Revenues from fixed-price engagements are recognized using the percentage of completion method (based on the ratio of costs incurred to the total estimated project costs). Project costs are based on the direct payroll and associated fringe benefits of the consultants on the engagement.

     Additionally, the finance department personnel meet regularly with project managers to ensure that the budgeted costs to complete, which are used to calculate revenue recognition, reflect the actual status of the project and the anticipated costs to complete. Based upon theses discussions, provisions for estimated losses on contracts are made during the period in which such losses become probable and can be reasonably estimated. To date, such losses have not been significant. Viant reports revenue net of reimbursable expenses.

     Viant's revenues and earnings have fluctuated, and may fluctuate in the future, from quarter to quarter based on such factors within and outside its control, including: the variability in market demand for the Internet and for Internet professional services, the length of the sales cycle associated with our service offerings, the number, size and scope of our projects, the efficiency with which we utilize our employees and the ability of Internet-based start-ups to obtain venture capital funding and pay their current obligations to us. Viant does not track backlog information. Any information regarding anticipated future revenue from clients would not be meaningful and would be potentially misleading.

     The number of Viant employees increased from 213 as of January 1, 1999 to 405 as of December 31, 1999 and to 737 employees as of September 29, 2000. Personnel compensation and facilities costs represent a high percentage of Viant's operating expenses and are relatively fixed in advance of each quarter. Accordingly, if revenues do not increase at a rate equal to expenses, Viant's business, financial condition or results of operations could be materially and adversely affected. In addition, Viant's liquidity may also be adversely affected if revenues do not increase at a rate equal to these additional expenses, to the extent Viant is unable to reduce operating expenses.

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

RESULTS OF OPERATIONS

     The following table sets forth the percentage of revenues of certain items included in the Company's consolidated statements of operations:

                               VIANT CORPORATION
                 CONSOLIDATED STATEMENTS OF OPERATIONS PERCENTAGES


                                                                  THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                  --------------------------      -------------------------------
                                                                   SEPTEMBER 29,  OCTOBER 1,       SEPTEMBER 29,      OCTOBER 1,
                                                                       2000         1999              2000             1999

  Net revenues.............................. ..............             100 %          100 %            $ 100 %        $ 100 %
                                                                        ===            ===              =====          =====

  Operating expenses:
    Professional services............................................    50              45                43             49
    Sales and marketing..............................................     8               9                10             12
    General and administrative......................................     49              36                39             40
    Research and development......................................        4               5                 4              7
                                                                     ---------      ---------          ---------     ---------
        Total operating expenses....................................    111              95                96            108
                                                                     ---------      ---------          ---------     ---------
  Income (loss) from operations........................................ (11)              5                 4             (8)
  Interest and other income (expenses), net............................   8               3                 8              2
                                                                      --------       --------           --------     ---------

        Income (loss) before income taxes.....................           (3)              8                12             (6)

Provision for income taxes.......................................         -               -                 1              -
                                                                     ---------      ---------           ---------     --------
  Net income (loss)....................................................  (3)%             8 %              11 %           (6)%
                                                                         ==               =                ==             ==


COMPARISON OF THE QUARTERS ENDED OCTOBER 1, 1999 AND SEPTEMBER 29, 2000

     NET REVENUES. Revenues increased 76% from $18.8 million for the third quarter of 1999 to $33.1 million for the third quarter of 2000. The increase in net revenues reflected continued demand for Internet professional services and increases in both the size and number of Viant's client engagements, although we are uncertain as to the continued, long-term sustainability of such percentage revenue growth on a quarter-over-quarter basis and we believe that any such period-to-period comparisons of our operating results are not necessarily meaningful. Revenues derived from Viant's three largest clients, as a percentage of total net revenues, decreased from 41% for the third quarter of 1999 to 23% for the third quarter of 2000.

     PROFESSIONAL SERVICES. Professional services expense consists primarily of compensation and benefits for employees engaged in the delivery of Internet professional services and non-reimbursable expenses related to client projects. Professional services expense increased 96% from $8.4 million for the third quarter of 1999 to $16.5 million for the third quarter of 2000. This increase was primarily due to an increase in the number of professional services personnel employed by Viant. Professional services expense increased as a percentage of revenues from 45% for the third quarter of 1999 to 50% for the third quarter of 2000. This increase was primarily the result of an increase in the number of professional services personnel employed during the quarter and a slowing in revenue growth during the quarter.

     SALES AND MARKETING. Sales and marketing expense consists primarily of compensation, benefits and travel costs for employees in the sales and marketing groups, marketing program costs and an allocation of facilities costs. Sales and marketing expense increased $1.0 million, or 58%, from $1.8 million in the third quarter of 1999 to $2.8 million for the third quarter of 2000. This increase was primarily attributable to an increase in the number of sales and marketing personnel and an increase in Viant's marketing and branding efforts. Viant expects that the dollar amount of sales and marketing expenses will continue to increase due to the hiring and retention of additional sales and marketing professionals and other advertising and promotional activities. Sales and marketing expense decreased as a percentage of revenues from 9% for the third quarter of 1999 to 8% for the third quarter of 2000. This decrease was due to higher revenues generated per sales employee, a reduction in marketing program expenses and an increase in revenues for the third quarter of 2000 versus the same period in 1999.

     GENERAL AND ADMINISTRATIVE. General and administrative expense consists primarily of compensation, benefits and travel costs for employees in Viant's management, human resources, recruiting, finance and administration groups, and facilities costs not allocated to sales and marketing or research and development.

General and administrative expense increased $9.4 million, or 140%, from $6.7 million in the third quarter of 1999 to $16.1 million for the third quarter of 2000. This increase was the result of an increase in the number of employees in Viant's management, human resources, recruiting, finance and administration groups and an increase in facilities costs associated with our offices in London, Atlanta, Chicago, Houston, Mountain View and Munich. General and administrative expense increased as a percentage of revenues from 36% for the third quarter of 1999 to 49% for the third quarter of 2000. This increase was primarily due to an increase in the number of employees in Viant's management, human resources, recruiting, finance and administration groups and higher infrastructure support costs.

     RESEARCH AND DEVELOPMENT. Research and development expense consists primarily of compensation, benefits, subscription fees and an allocation of facilities costs for employees associated with Viant's innovation center. The innovation center enhances the knowledge and expertise of the strategic consulting, creative design and technology disciplines. Research and development expense increased $0.4 million, or 42%, from $0.9 million in the third quarter of 1999 to $1.3 million for the third quarter of 2000. This increase was primarily the result of increased headcount. Research and development expense decreased as a percentage of revenue from 5% for the third quarter of 1999 to 4% for the third quarter of 2000. This decrease was primarily the result of higher revenue growth versus research and development expense.

     INTEREST AND OTHER INCOME (EXPENSE), NET. Interest and other income (expense), net consists primarily of interest earned on cash and cash equivalents and short and long term investments, interest paid on capital lease obligations and the write-down of long term investments. Interest and other income (expense), net increased $1.9 million, or 286%, from $0.7 million in the third quarter of 1999 to $2.5 million in the third quarter of 2000. This increase is primarily the result of income from the investment of proceeds from Viant's initial public offering and secondary offering, offset by the write-down of $.5 million of long-term investments.

     PROVISION FOR INCOME TAXES. The zero provision for the three months ended September 29, 2000 reflect the loss for the period and the related changes in the estimated tax provision for the full year 2000. The Company no longer requires a valuation allowance offsetting its net deferred tax assets. Based upon an analysis of the Company's ability to generate sufficient future taxable income during periods in which temporary differences reverse, management believes it is more likely than not the Company will realize the benefits of its net deferred tax assets. The amount of net deferred tax assets considered realizable could be reduced if estimated future taxable income cannot be achieved.

COMPARISON OF THE NINE MONTHS ENDED OCTOBER 1, 1999 AND SEPTEMBER 29, 2000

     NET REVENUES. Revenues increased 172% from $37.6 million for the first nine months of 1999 to $102.2 million for the first nine months of 2000. The increase in net revenues reflected continued demand for Internet professional services and increases in both the size and number of Viant's client engagements, although we are uncertain as to the continued, long-term sustainability of such percentage revenue growth on a period-over-period basis and we believe that any such period-to-period comparisons of our operating results are not necessarily meaningful. Revenues derived from Viant's three largest clients, as a percentage of total net revenues, decreased from 44% for the first nine months of 1999 to 19% for the first nine months of 2000.

     PROFESSIONAL SERVICES. Professional services expenses increased 138% from $18.5 million for the first nine months of 1999 to $44.1 million for the first nine months of 2000. This increase was primarily due to the hiring of additional Internet professionals. Professional services expense decreased as a percentage of revenues from 49% for the first nine months of 1999 to 43% for the first nine months of 2000. This decrease was primarily the result of better utilization of the professional staff and planning and execution on client engagements for the previous two quarters and an overall increase in revenue growth.

     SALES AND MARKETING. Sales and marketing expense increased $5.6 million, or 119%, from $4.6 million in the first nine months of 1999 to $10.2 million for the first nine months of 2000. This increase was primarily attributable to an increase in the number of sales and marketing personnel and an overall increase in Viant's marketing and branding efforts. Viant expects that the dollar amount of sales and marketing expenses will continue to increase due to the hiring and retention of additional sales and marketing professionals and other advertising and promotional activities. Sales and marketing expense decreased as a percentage of revenues from 12% for the first nine months of 1999 to 10% for the first nine months of 2000. This decrease was primarily due to overall higher revenues generated per sales employee, reduction in marketing program expense and an increase in revenues for the first nine months of 2000 versus the same period in 1999.

     GENERAL AND ADMINISTRATIVE. General and administrative expense increased $24.6 million, or 164%, from $15.0 million in the first nine months of 1999 to $39.6 million for the first nine months of 2000. This increase was the result of an increase in the number of employees in Viant's management, human resources, recruiting, finance and administrative groups and facilities costs in connection with our offices in London, Atlanta, Chicago, Houston, Mountain View and Munich. General and administrative expense decreased as a percentage of revenues from 40% for the first nine months of 1999 to 39% for the first nine months of 2000. This decrease was the result of higher revenue growth versus infrastructure support costs.

 RESEARCH AND DEVELOPMENT. Research and development expense increased $2.0 million, or 79%, from $2.5 million in the first nine months of 1999 to $4.4 million for the first nine months of 2000. This increase was primarily the result of increased headcount. Research and development expense decreased as a percentage of revenue from 7% for the first nine months of 1999 to 4% for the first nine months of 2000. This decrease was primarily the result of higher revenue growth versus research and development expense.

     INTEREST AND OTHER INCOME (EXPENSE), NET. Interest and other income (expense), net increased $7.5 million, or 1041%, from $0.7 million in first nine months of 1999 to $8.2 million in the first nine months of 2000. This increase is primarily the result of income from investment of proceeds from Viant's initial public offering and secondary offering offset by the write-down of $.5 million of long-term investments in the third quarter of 2000.

     PROVISION FOR INCOME TAXES. The provision for income taxes in the 2000 periods reflect the Company's expectation of taxable income for the full year, offset by the determination that the Company no longer requires a valuation allowance offsetting its deferred tax assets. Based upon an analysis of the Company's ability to generate sufficient future taxable income during periods in which temporary differences reverse, management believes it is more likely than not the Company will realize the benefits of its net deferred tax assets. The amount of net deferred tax assets considered realizable could be reduced if estimated future taxable income cannot be achieved. The zero provision for income taxes in the 1999 periods reflects the taxable loss for the year and the full evaluation allowance in net deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, Viant has funded its operations and investments in property and equipment through private and public equity financings, bank borrowings and capital lease financing arrangements. Viant's cash and cash equivalents and short-term investments increased from $188.2 million at December 31, 1999 to $194.5 million as of September 29, 2000.

Cash provided by operations during the nine months ended September 29, 2000 was $12.7 million, primarily due to an increase in net income and accrued expenses, offset by an increase in accounts receivable. Cash provided by investing activities during this period was $66.8 million, primarily due to the conversion of short term investments into cash and cash equivalents.

     Viant has a $3.2 million capital lease facility with a leasing company that is secured by the capital assets purchased with the borrowings. Outstanding borrowings under the above credit facility totaled $1.7 million as of September 29, 2000.

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

    In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" subsequently updated by SAB 101A and SAB 101B (collectively, "SAB 101"). SAB 101 summarizes certain of the SEC's view in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt SAB 101 no later than the fourth quarter of fiscal 2000. The Company has conducted a preliminary evaluation of the impact of SAB 101 on its results of operations and financial position. The company believes the adoption of SAB 101 will have no significant impact on its results of operations and financial position.

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

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, which was issued in June 2000. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company did not use derivative instruments or engage in hedging activities in fiscal 2000.

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

TO SUCCEED IN OUR LABOR INTENSIVE BUSINESS, WE MUST RECRUIT AND RETAIN QUALIFIED PROFESSIONALS, WHO ARE CURRENTLY IN HIGH DEMAND

     The labor-intensive Internet professional services industry currently faces a shortage of qualified professional services and sales personnel, which is expected to continue. We compete intensely with other companies to recruit and hire from this limited pool. The recent stock market decline has affected the demand for Internet professional services and lengthened the sales cycle for Internet-based start-ups and Global 2000 companies. If we cannot hire and retain qualified professional services and sales professionals or if a significant number of our current employees leave, we may be unable to service this new sales cycle and compete for existing or new client projects. Any inability to hire and retain employees would cause our business results to suffer.

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

OUR REVENUES COULD BE NEGATIVELY AFFECTED BY THE LOSS OF A MAJOR CLIENT

     We derive a significant portion of our revenues from large projects for a limited number of clients. The loss of any major client could dramatically reduce our revenues. In the third quarter of 1999, our five largest clients accounted for approximately 54% of our revenues. During such period BankBoston and Compaq Computer Corporation each accounted for more than 10% of our revenues and four other clients each accounted for more than 5% of our revenues. In the third quarter of 2000, our five largest clients accounted for approximately 35% of our revenues. During such period no clients accounted for more than 10% of our revenues and seven clients each accounted for more than 5% of our revenues.

FLUCTUATIONS IN OUR QUARTERLY REVENUES AND OPERATING RESULTS MAY LEAD TO REDUCED PRICES FOR OUR STOCK

     We believe that period-to-period comparisons of our operating results are not necessarily meaningful. You should not rely upon these comparisons or existing statements made by the Company regarding our ability to sustain revenue growth as actual indicators of future performance. Moreover, if our operating results in any future period fall below the expectations of securities analysts and investors, whether these expectations are based upon such comparisons or statements, the market price of our securities would likely decline. For example, on August 31, 2000 we pre-announced to the public that we expected our revenue and per share earnings for the third quarter of 2000 to be less than the market's expectations. As a result of this pre-announcement, the market price of our securities declined by approximately 40% the following day.

     Factors that have caused our results to fluctuate in the past and which are likely to affect us in the future include the following:

     - variability in market demand for the Internet and for Internet professional services;

     - length of the sales cycle associated with our service offerings;

     - the number, size and scope of our projects

     - the efficiency with which we utilize our employees, including our ability to transition employees from completed engagements to new engagements and our ability to effectively capture additional client projects

     - the ability of Internet-based start-ups to obtain venture capital funding and pay their current obligations to us

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

     The Internet professional services market is characterized by rapidly changing technology, evolving industry standards and changing client needs. Accordingly, our future success will depend, in part, on our ability to meet these challenges. Among the most important challenges facing us are the needs to:

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     The following information is provided as an amendment to the initial report regarding the use of proceeds from the sale of common stock under the Company's Registration Statement on Form S-1 (SEC file number 333-76049), which was declared effective on June 17, 1999. The information provided is for the period from May 29, 1999 through September 29, 2000.

     During this period the Company had a positive cash flow of $183,082,000 from operations and financings. Viant's proceeds from its initial public offering and secondary offering were invested primarily in certificates of deposit and short-term, high grade commercial paper, U.S. government backed securities and long-term high grade corporate debt obligations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

          27.1 Financial data schedule.

     (b) Reports on Form 8-k

     The Company did not file any reports on Form 8-k during the three months ended September 29, 2000.

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

Date: November 13, 2000

                                       By /s/ M. Dwayne Nesmith

                                          -------------------------------------
                                          M. Dwayne Nesmith
                                          Vice President and
                                          Chief Financial Officer

Date: November 13, 2000