Form 10-K
period 2000-12-31
VIANT CORP
filed 2001-04-02
CIK 1028122

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

                   FOR ANNUAL AND TRANSITION REPORTS PURSUANT
         TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
           DECEMBER 31, 2000

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
           FROM TO

                         COMMISSION FILE NUMBER 0-26303
                            ------------------------

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

                            ------------------------

                                 (617) 531-3700
               Registrant's Telephone Number, Including Area Code

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                    COMMON STOCK, $.001 PAR VALUE PER SHARE
                                (TITLE OF CLASS)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $77,844,000 on March 29, 2001 as reported by NASDAQ. Shares of voting stock held by each officer and director and each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. There were approximately 50,139,000 shares of Common Stock outstanding as of
March 29, 2001.
                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Company's Proxy Statement for the Annual Meeting of Shareholders tentatively scheduled on May 24, 2001 are incorporated by reference in Items 10, 11, 12 and 13 of Part III of this Report.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               VIANT CORPORATION
                           ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                               TABLE OF CONTENTS

                                                                                              PAGE
                                                                                           -----------
PART I
        Item 1.              Business....................................................            2
        Item 2.              Properties..................................................           10
        Item 3.              Legal Proceedings...........................................           10
        Item 4.              Submission of Matters to a Vote of Security Holders.........           10
PART II
        Item 5.              Market for Registrant's Common Equity and Related
                             Stockholder Matters.........................................           15
        Item 6.              Selected Financial Data.....................................           17
        Item 7.              Management's Discussion and Analysis of Financial Condition
                             and Results of Operations...................................           18
        Item 7A.             Quantitative and Qualitative Disclosures About Market
                             Risk........................................................           24
        Item 8.              Financial Statements and Supplementary Data.................           25
        Item 9.              Changes in and Disagreements with Accountants on Accounting
                             and Financial Disclosure....................................           43
PART III
        Item 10.             Executive Officers of the Registrant........................           44
        Item 11.             Executive Compensation......................................           45
        Item 12.             Security Ownership of Certain Beneficial Owners and
                             Management..................................................           45
        Item 13.             Certain Relationships and Related Transactions..............           45
PART IV
        Item 14.             Exhibits, Financial Statement Schedules and Reports on
                             Form 8-K....................................................           46
Signatures...............................................................................           49

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

ITEM I. BUSINESS

OVERVIEW

    Viant is a professional services firm that helps global companies identify and solve complex business problems with digital solutions. Viant creates value by deploying integrated teams of strategists, creative designers and technologists to work closely with the client to develop and implement solutions that address challenges facing businesses today. Viant is currently restructuring its business offerings to provide industry-specific solutions to companies in specific market segments. Viant believes that this realignment of its expertise will meet the demands of its clients from the initial stage, establishing a presence on the Internet, through achieving more long-term goals such as increased revenues, cost efficiencies or improved and better managed customer relationships.

    Viant believes it has gained considerable experience and market presence from completing significant engagements for Global 2000 and other large companies such as Allianz, Lehman Brothers, Prudential, Wit SoundView, Universal Musical International, Compaq, Fortunoff, Kinkos, Media Metrix, and Polaroid.

THE VIANT SOLUTION

INTEGRATED APPROACH

    Viant combines three core disciplines--strategic consulting, creative design and technology--to help clients reevaluate their strategies and transform their businesses to take advantage of the Internet. Viant delivers its services for each project through a multi-disciplinary team of strategists, creative designers and information technologists, who work closely with the client to develop and implement these solutions. Viant believes that this integrated approach enables it to deliver comprehensive digital solutions which can be implemented seamlessly and efficiently.

VIANT SERVICE MODEL

    We created the Viant Service Model to organize and address the broad-ranging and complex needs of clients hoping to utilize the Internet effectively. The service model divides each engagement into four well-defined phases--Envision, Experience, Launch, and Grow--which provide our consultants with a consistent yet flexible service approach. The Viant Service Model takes a client efficiently from strategy all the way through implementation. Our approach identifies and prioritizes initiatives, delivers them to market, captures valuable market experience and feedback, and immediately applies this feedback to refine the solution. The service model also allows us to identify, capture, and reuse valuable digital frameworks, designs, processes and techniques which we develop in our client projects. As an extension of our service model, Viant has entered into partnerships with companies such as Cognizant Technology Solutions and Loudcloud in order to provide Grow services such as integrated application management and the hosting, maintaining, monitoring and scaling of digital solutions.

INDUSTRY EXPERTISE

    In late 2000, Viant began restructuring its business model to move away from its traditional, geographically based services model towards a model focused upon industry-specific markets. We believe this shift will provide a stronger, industry-specific knowledge base in order to deliver valuable, long-term digital solutions, and better align our professional expertise with industry requirements. We believe our experience and expertise in specific industries provides clients in those industries with solutions that will improve their business processes and competitive positions. We have organized our delivery of services and business development capabilities into vertical groups. Currently, we are focusing on the following vertical markets: Financial Services, Media and Entertainment, Consumer Goods/Retail, Pharmaceutical/Healthcare and Technology.

FIXED-PRICE AND FIXED-TIME

    To date, in substantially all of our engagements, Viant charges a fixed price for its services and provides the client with a substantive deliverable within a predetermined timeframe. Viant believes that most clients favor fixed-price, fixed-time contracts because they focus on clearly defined deliverables and permit the client to more accurately manage project costs. These contracts also create incentives for Viant to finish within budgeted timeframes, thereby more closely aligning Viant's interests with the client's. In some cases, our clients are now asking to do work on a time and material basis.

GROWTH MODEL

    To date, Viant has built its business through the training and assimilation of new employees, as opposed to adding employees and disciplines through mergers or acquisitions. A principal element of this training and assimilation is the QuickStart program, an intensive two-week program of activities and instruction attended by all new employees.

    Historically, to open new offices effectively, Viant staffed new locations with employees who have relocated from other offices. This process allowed Viant to bring new offices on-line quickly, ready to service local clients, while maintaining consistent firm-wide quality and culture, and an ongoing entrepreneurial environment.

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

VIANT'S STRATEGY

    Viant's goal is to build upon its position as a provider of professional services to global companies. To achieve this goal, Viant is pursuing the following strategies:

    EXPAND EXISTING CLIENT RELATIONSHIPS AND ATTRACT NEW CLIENTS

    Viant has restructured its business model to focus on delivering high quality industry-specific, longer-term, digital solutions to help its clients solve complex business problems. Viant believes its redefined model better aligns its professional expertise with client needs, resulting in greater client understanding and satisfaction. Moreover, Viant has restructured its sales force to allow for more meaningful client contact and greater internal responsibility for delivering high-quality solutions. We believe that the cumulative effect of these changes will result in the following benefits: follow-on engagements with existing, satisfied clients and referrals for engagements with new clients. Viant also plans to continue to build its brand recognition and expand its skill set to acquire new clients seeking comprehensive digital solutions.

    RETAIN THE HIGHEST QUALITY EMPLOYEES

    To deliver integrated strategy, creative and technology services, we must selectively hire and retain high-quality employees who possess a broad range of experience and knowledge. Our QuickStart training and orientation program accelerates the dissemination of knowledge among new employees and instills an understanding of Viant's culture and shared values. Viant's culture provides long-term appeal for its employees by providing extensive client contact and allowing them to pursue mastery of one discipline or gain a broad exposure across two or more disciplines. Viant believes that equity ownership is an important component of employee compensation. As a result, all Viant employees are granted options to purchase Viant stock upon commencement of employment.

    LEVERAGE COMPANY-WIDE KNOWLEDGE

    Viant's multi-disciplinary teams gain valuable experience and knowledge through client engagements. Viant's culture, systems and processes promote the sharing of this knowledge throughout the company. Viant has developed a unique, proprietary knowledge sharing and collaboration system, consisting of electronic documents and shared workspaces. During every client engagement, Viant project teams seek to expand Viant's knowledge base by identifying innovative processes, techniques and analyses that they believe will be valuable to other project teams. The system enables the:

    - efficient distribution of company-wide knowledge and experience;

    - reuse of processes and knowledge from past projects;

    - acceleration and enhancement of professional development; and

    - close collaboration and knowledge sharing with clients during projects.

    The client benefits from Viant's system which gives it access to a broad array of proven assets, methods and project experience. Viant benefits from this knowledge sharing strategy through the reuse of processes, components and methodologies.

    CONTINUE TO REFINE OUR OPERATING SYSTEMS AND PROCESSES

    Viant has built and continues to refine its management processes and supporting systems in order to streamline and standardize operations. These include systems and processes for:

    - revenue forecasting;

    - recruiting;

    - project financial management;

    - relationship management;

    - career management;

    - knowledge sharing;

    - project staffing; and

    - accounting.

    Viant believes that these systems and processes have allowed it to effectively manage its daily operations.

    STRENGTHEN SECTOR PRESENCE

    Viant has offices in five cities in the United States and an office in London. Viant is currently in the process of reorienting these offices to service specific industry sectors that it believes present an attractive market opportunity. In connection with this reorientation, Viant is focusing on developing a deeper understanding of the complex challenges and issues facing business in these selected industry sectors, and how its professional expertise and skills can best align with and service the longer-term needs of those businesses. Viant plans to combine its deepening sector knowledge with its broadening knowledge base related to the design and development of digital solutions, in order to effectively identify, define and solve complex business issues. We also intend to pursue targeted sales and marketing in these sectors. To date, we have executed engagements for clients in the following industries:

    - financial services;

    - media and entertainment;

    - consumer goods/retail;

    - energy;

    - pharmaceutical/healthcare; and

    - technology.

VIANT SERVICE MODEL

    The Viant Service Model is comprised of four distinct, customizable and iterative phases, which facilitate the rapid delivery of digital solutions. These four phases are called Envision, Experience, Launch, and Grow. Viant works with the client to understand their specific business needs and determine the most appropriate activities within each phase of the service model. Each phase takes approximately 60-90 days, is usually provided on a fixed-price, fixed-time basis and involves the three core disciplines of strategic consulting, creative design and technology. These phases may be repeated as required to refine and deliver a digital solution.

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

    Once this set of options is developed and articulated, Viant works with the client to further analyze and prioritize the potential options by:

    - defining the decision framework and criteria to select near-term and long-term business needs;

    - developing a profile of the client's capabilities and comparing those capabilities against the requirements of the solution;

    - performing a rigorous business case analysis to determine which option to pursue; and

    - creating a conceptual design to help visualize the options.

    At the end of this phase, Viant delivers an action plan that is understood and supported by key managers throughout the client organization and is grounded in the client's business strategy. The action plan outlines specific digital solutions and their expected benefits. The plan also identifies the work needed to determine the solution's requirements.

EXPERIENCE

    In the second phase, EXPERIENCE, the project team utilizes the action plan from Envision and carefully investigates the digital solutions through market tests. The project team creates an initial layout and subsequent prototypes of the digital solution. These prototypes can then be tested with the client's existing and potential customers. The testing process allows clients to incorporate customer feedback into the digital solution.

    Another important aspect of the Experience phase is the continued assessment of prototypes against the client's broad business strategy, internal operations and processes, marketing initiatives and technology systems. Viant helps the client refine its initial strategy and action plan into a better defined digital solution and launch plan.

LAUNCH

    In the third phase, LAUNCH, activities center on creating the capabilities needed not only to implement the digital solution, but also to establish that digital solution as an ongoing and integrated dimension of the client's business operations. Project teams build and deploy digital solutions through incremental releases. Project teams perform rigorous testing on each release to ensure proper functioning and reliability. Viant trains the client throughout the Launch phase enabling the client to manage ongoing maintenance once the digital solution is complete. Activities in this phase include:

    - development of software applications;

    - integration between the digital solution and the client's existing technology systems;

    - refinement of the client's business and strategy, based on operational needs and ongoing customer feedback;

    - management of changes in work processes;

    - rigorous testing of the digital solution to ensure reliability and proper functionality;

    - transitioning the digital solution to client personnel for ongoing maintenance and revision or referral to our digital growth service partners; and

    - execution of the integrated marketing strategy.

GROW

    After companies have launched their digital solution, Viant helps them meet the demands and challenges of managing time to value. In the fourth phase, GROW, Viant works with clients to analyze and evaluate performance metrics, define required courses of action--and design, build and launch next-generation initiatives.

    As an extension of our Grow phase, we have entered into preferred relationships with companies such as Cognizant Technology Solutions and Loudcloud in order to provide clients with additional services to supplement the newly launched digital solution.

    The Viant Service Model's iterative build and release process provides a high degree of flexibility to meet changing client needs and ensures a high-quality solution.

BENEFITS OF THE VIANT SERVICE MODEL

    The Viant Service Model provides us with considerable benefits and advantages including:

    - A consistent approach for the effective delivery of all of Viant's services. This approach is taught to all Viant consultants through the QuickStart program and subsequent training programs; and

    - Standard methods to identify and capture valuable reusable assets developed in client projects. These reusable assets include proprietary Internet frameworks, designs, tools, processes, techniques, and software.

    Viant also believes that the service model provides benefits to clients, which include:

    - COMPLETENESS. The Viant Service Model incorporates all the elements needed to design and implement an effective digital solution, including the creation of the business strategy, development of the marketing plan, design of a business organization, layout of the technical architecture, implementation of the digital solution and the introduction of the redesigned business. The Viant Service Model provides clients with an integrated set of activities that effectively move them from analysis through execution.

    - RISK MITIGATION. The Viant Service Model relies on proven frameworks, techniques and processes. As a result, clients benefit from reliable mechanisms that can be used to identify and manage project risk and to ensure the quality delivery of digital solutions, on time and within budget.

    - EFFICIENCY. The Viant Service Model takes a client efficiently from strategy all the way through implementation, avoiding costly hand-offs that typically occur when a client uses one consulting team or firm for strategy and operations, another for creative design and marketing, and a third for systems development and integration. Clients utilizing the Viant Service Model gain a benefit by rapidly getting the right digital initiative to market.

    - INNOVATION. The Viant Service Model draws on multi-disciplinary teams of strategic consulting, creative design and technology experts. Clients benefit by having innovative ideas formed from three, distinct disciplinary perspectives, and from having these perspectives integrated early and throughout all phases of the engagement.

    - ALIGNMENT. The Viant Service Model draws on key representatives from various functional areas within the client's organization, including marketing, information technology, strategy and operations. As a result, the strategy and execution receives deep and broad support across the client organization. This organizational support helps to ensure that Internet initiatives and investments are aligned with the client's business goals and operations.

    - UNIQUENESS. The Viant Service Model is highly flexible and can incorporate a client's prior digital work and investments as well as its unique brand, organization and technology requirements. As a result, each client gets a unique work plan that is most efficient for its operations and organization, as well as unique digital solutions to specifically address that client's needs.

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

SALES AND MARKETING

    Our sales and marketing activities are aligned with our vertical industry practices through business development managers focused on new accounts and strategic relationship managers dedicated to existing accounts. Viant believes that when this vertical sales focus is combined with our local service approach, it will allow Viant to develop strong market presence and name recognition in each of our local markets. Viant's sales professionals operate through a coordinated and structured process to evaluate large numbers of prospective clients, target qualified prospects and secure new engagements.

    Our sales efforts are supplemented by marketing and communications activities which we pursue to further build Viant's brand name and recognition in the marketplace. These activities include direct mail campaigns targeting corporate executives, public speaking opportunities, attendance at industry conferences and business events, a public relations program, sales and marketing materials.

SIGNIFICANT CLIENTS

    We derive a significant portion of our revenues from large projects for a limited number of clients. In 2000, our five largest clients accounted for approximately 28% of our revenues. During this period, no clients accounted for more than 10% of our revenues. In 1999, our five largest clients accounted for approximately 48% of our revenues. During this period, Compaq and BankBoston each accounted for more than 10% of our revenues. In 1998, our five largest clients accounted for approximately 59% of our revenues. During this period, Kinko's Corporation, Lucent Technologies, Inc. and Compaq Computer Corporation each accounted for more than 10% of our revenues.

COMPETITION

    Viant competes in the professional services market, which is intensely competitive. Viant expects competition to intensify as the market evolves. Viant believes that the competitors fall into several categories, including the following:

    - Internet service firms, such as AGENCY.COM, iXL, marchfirst, Proxicom, and Razorfish;

    - technology integrators, such as Accenture, EDS, IBM, the Big Five, Sapient and Scient;

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

    Viant believes that the principal competitive factors in the professional services market are: the provision of integrated services, breadth of service offerings, cost certainty and a referenceable customer base. Viant believes that its service model allows it to compete favorably in all of the above areas.

    There are relatively low barriers to entry into the professional services market. As a result, new market entrants pose a threat to Viant's business. Existing or future competitors may develop or offer services that are comparable or superior to ours at a lower price, which could have a material adverse effect on our business, financial condition and results of operations.

PEOPLE AND CULTURE

    Viant had 213 employees at the end of 1998, 405 at the end of 1999, 621 employees as of December 31, 2000 and 344 employees as of March 29, 2001. None of Viant's employees is represented by a labor union and Viant believes its employee relations are excellent.

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

TRAINING AND DEVELOPMENT

    Viant's training and professional development programs advance the skills of its employees and enable Viant to deliver high-quality services to its clients. A principal element of this training is Viant's QuickStart program. QuickStart is an intensive two-week program attended by all new employees. In the program, new employees learn about the culture and values of the firm, meet other new employees from across the firm and gain first-hand experience with Viant's Service Model. Additionally, Viant continues to develop programs that ensure each consulting professional has the opportunity to develop skills in each of Viant's core disciplines.

COMPENSATION

    Viant's compensation program has been structured to retain highly skilled professionals by offering competitive base salaries with annual cash bonus opportunities. Each Viant employee receives stock options upon commencement of employment and may receive additional options based upon performance.

ITEM 2. PROPERTIES

    Viant's headquarters are located in 27,728 square feet of leased office space in Boston, Massachusetts. This facility is used by Viant's senior management, administrative, human resources and training personnel as well as the Boston business unit consultants. The lease term extends to December 31, 2003 with a five-year renewal at the option of Viant. In December 2000, Viant entered into a lease for 86,660 square feet of additional space in Boston. The lease term begins in May 2001 and extends through September 2009 with a five year renewal at the option of Viant. Additionally, Viant leases 34,923 square feet in Atlanta, 14,578 square feet in Chicago, 17,576 square feet in Dallas, 20,001 square feet in Houston, 50,220 square feet in Los Angeles, 32,824 square feet in London, 8,073 square feet in Munich, 25,000 square feet in New York, 23,466 square feet in San Francisco and 19,053 square feet in Silicon Valley. The Atlanta lease term extends through December 31, 2007. The Chicago lease term extends through March 31, 2004. The Dallas lease term extends to September 30, 2004 with a five-year renewal for 12,160 square feet, at the option of Viant. The Houston lease term extends through March 31, 2007 with a two term, five year per term renewal at the option of Viant. The Los Angeles lease term extends to November 30, 2008, with a five-year renewal at the option of Viant. The London lease extends to June 30, 2003. The Munich lease term extends to August 31, 2002. The New York lease term extends to November 30, 2007 with a ten-year renewal at the option of Viant. The San Francisco lease term extends to June 30, 2003 with a five-year renewal at the option of Viant. The Silicon Valley lease term extends through June 30, 2005. In connection with the reduction in force announced in December 2000 and March 2001, Viant will be consolidating office space in some United States cities and closing our offices in Dallas, Houston, San Francisco and Munich. Viant intends to sublet the office space associated with these closings to defray these operating lease commitments.

ITEM 3. LEGAL PROCEEDINGS

    From time to time, Viant may be involved in litigation incidental to the conduct of its business.

    On March 21, 2001, pursuant to the terms of our Master Services Agreement, we received a demand for arbitration from a client, Groceryworks.com, Inc.; a Texas-based provider of at-home groceries. Groceryworks contends that Viant failed to provide the quality of work necessary for the engagements and that it failed to meet its commitments under the statements of work or the Master Services Agreement. Viant denies Groceryworks' allegations, believes that they are without merit and intends to defend itself vigorously in the arbitration.

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

OUR LIMITED OPERATING HISTORY IN THE PROFESSIONAL SERVICES MARKET INCREASES THE
  POSSIBILITY THAT THE VALUE OF YOUR INVESTMENT WILL DECLINE

    We were formed in 1996. Our limited operating history in the professional services market makes it difficult to evaluate our business. The uncertainty of our future performance and the uncertainties regarding the Internet, such as taxation, technical limitations and competition, increase the risk that the value of your investment will decline. Our failure to accurately address the issues facing our business could cause our business results to significantly decline.

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

OUR REVENUES COULD BE NEGATIVELY AFFECTED BY THE LOSS OF A MAJOR CLIENT

    We derive a significant portion of our revenues from large projects for a limited number of clients. The loss of any major client could dramatically reduce our revenues. For the year ended December 31, 2000, our five largest clients accounted for approximately 28% of our revenues. During this period no clients accounted for more than 10% of our revenues and two clients each accounted for more than 5% of our revenues. In 1999, our five largest clients accounted for approximately 48% of our revenues. During this period Compaq and BankBoston each accounted for more than 10% of our revenues and three other clients each accounted for more than 5% of our revenues.

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

    - variability in market demand for the Internet and for professional services;

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

THE PROFESSIONAL SERVICES MARKET IS HIGHLY COMPETITIVE AND HAS LOW BARRIERS TO
  ENTRY. IF WE CANNOT EFFECTIVELY COMPETE, OUR REVENUES MAY DECLINE

    The professional services market is intensely competitive. We expect competition to intensify even further as this market evolves. Many of our competitors have longer operating histories, more clients, longer relationships with their clients, greater brand or name recognition and significantly greater financial, technical, marketing and public relations resources than we do. As a result, our competitors may be in a stronger position to respond quickly to new or emerging technologies and changes in client requirements. They may also develop and promote their products and services more effectively than we do.

    There are relatively low barriers to entry into the professional services market. In addition, we do not own any patented technology that stops competitors from entering the professional services market or from providing services similar to ours. As a result, new and unknown market entrants pose a threat to our business. Current or future competitors may develop or offer services that are comparable or superior to ours at a lower price, which could significantly decrease our revenues.

OUR BUSINESS WILL BE NEGATIVELY AFFECTED IF WE DO NOT KEEP UP WITH THE
  INTERNET'S RAPID TECHNOLOGICAL CHANGE, EVOLVING INDUSTRY STANDARDS AND CHANGING CLIENT REQUIREMENTS

    The professional services market is characterized by rapidly changing technology, evolving industry standards and changing client needs. Accordingly, our future success will depend, in part, on our ability to meet these challenges. Among the most important challenges facing us are the need to:

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

THE REORIENTATION OF OUR BUSINESS MODEL ALONG VERTICAL MARKET SEGMENTS COULD
  NEGATIVELY AFFECT OUR BUSINESS RESULTS

    Our revised business model is being reoriented to focus on certain identified vertical market segments, as evidenced by our Media and Entertainment and Financial Services practice groups. We believe that this alteration of our business model has certain risks including the following:

    - difficulty in transitioning and organizing our resources into vertical practice groups;

    - expense in developing or obtaining the appropriate people and skill sets to serve the specialized demands of the segments;

    - expense in obtaining relevant segment knowledge; and

    - inability to establish vertical practice groups in additional market segments;

    - reliance upon industries in a few specified segments;

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

    (a)(1)Market Price of Common Stock

    Viant's Common Stock is quoted on the Nasdaq National Market System under the symbol "VIAN". The following table sets forth for the periods indicated the high and low sale prices for Viant's Common Stock and has been adjusted to reflect Viant's 2-for-1 stock split in the form of a dividend paid to stockholders of record on February 8, 2000.

                                                                     2000                  1999
                                                              -------------------   -------------------
                                                                HIGH       LOW        HIGH       LOW
                                                              --------   --------   --------   --------
First Quarter...............................................   $60.25     $31.00        N/A        N/A
Second Quarter..............................................   $36.00     $16.14     $17.50     $10.94
Third Quarter...............................................   $42.69     $ 5.13     $26.07     $12.38
Fourth Quarter..............................................   $ 7.00     $ 2.97     $59.44     $26.61

    On March 29, 2001, the last reported sale price of Viant's Common Stock was $2.31 per share. As of March 29, 2001, there were 382 holders of record of the Common Stock.

    Viant has never declared or paid any cash dividend on its capital stock. Viant currently intends to retain any future earnings and therefore does not anticipate paying cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

    (1) On March 25, 1998 we issued a warrant for 35,986 shares of Series C preferred stock to an equipment lessor in connection with an equipment lease agreement. Such warrant had an exercise price of $3.625 per share and was exercised in February 2000. On March 26, 1998 we issued a warrant for 5,517 shares of Series C preferred stock to another equipment lessor in connection with an equipment lease agreement. Such warrant had an exercise price of $3.625 per share and was exercised in June 1999.

    (2) From November 4, 1998 to February 1, 1999 we issued 3,168,704 shares of Series D preferred stock to 31 investors and employees for an aggregate consideration of $20,248,019.

    (3) Since our incorporation and as of December 31, 2000, we have issued options to purchase an aggregate of 22,112,958 shares of common stock, net of cancellations of 4,165,432 shares, with exercise prices ranging from $0.025 to $58.75 per share. Since our incorporation and as of December 31, 2000, options to purchase 8,722,697 shares of common stock have been exercised for an aggregate consideration of $5,128,942.

    No underwriters were employed in connection with any of the transactions set forth above.

    The issuances of securities described in items (1) and (2) were deemed to be exempt from registration under the Securities Act of 1933 in reliance on
Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving a public offering. The issuances of securities described in item (3) were deemed to be exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) or Rule 701 promulgated thereunder as transactions pursuant to compensatory benefit plans and contracts relating to compensation. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions. All recipients either received adequate information about the Registrant or had access, through employment or other relationships, to such information.

USE OF PROCEEDS
(UNAUDITED)

    The following information is provided as an amendment to the initial report on Form SR, "Report of Sales of Securities and Use of Proceeds Therefrom," regarding the use of proceeds from the sale of common stock under the Company's Registration Statement on Form S-1 (SEC file number 333-76049), which was declared effective on June 17, 1999. The information provided is for the period from May 29, 1999 through December 31, 2000.

    During this period the Company had a positive cash flow of $173,976,000, of which $170,452,000 represents proceeds from our Initial Public Offering and Secondary Offering in 1999. All proceeds from this offering and Viant's secondary offering, effective December 17, 1999, were invested primarily in certificates of deposit and short-term high grade commercial paper and U.S. government backed securities.

ITEM 6. SELECTED FINANCIAL DATA

    The selected financial data set forth below should be read in conjunction with Viant's consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K filing. Selected financial data as of and for each of the five fiscal years in the period ended
December 31, 2000 have been derived from Viant's audited financial statements. The historical results are not necessarily indicative of the operating results to be expected in the future.

                                                                                               PERIOD FROM
                                                          YEARS ENDED                         APRIL 10, 1996
                                    -------------------------------------------------------   (INCEPTION) TO
                                    DECEMBER 31,   DECEMBER 31,   JANUARY 1,   DECEMBER 31,    DECEMBER 31,
                                        2000           1999          1999          1997            1996
                                    ------------   ------------   ----------   ------------   --------------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net revenues......................    $127,162        $61,332       $20,043       $ 8,808        $   642
                                      --------        -------       -------       -------        -------
Operating expenses:
    Professional services.........      57,779         28,509        11,250         4,530            516
    Sales and marketing...........      11,217          6,688         3,324         1,577            461
    General and administrative....      53,402         22,837        10,365         6,298          1,077
    Research and development......       5,229          3,623         1,429           581            338
    Restructuring.................       6,028             --            --            --             --
                                      --------        -------       -------       -------        -------
      Total operating expenses....     133,655         61,657        26,368        12,986          2,392
                                      --------        -------       -------       -------        -------
  Loss from operations............      (6,493)          (325)       (6,325)       (4,178)        (1,750)
Interest and other income
  (expense), net..................       7,478          1,793          (162)           98             91
                                      --------        -------       -------       -------        -------
Income (loss) before income
  taxes...........................         985          1,468        (6,487)       (4,080)        (1,659)
Provision for income taxes........       3,448             57            --            --             --
                                      --------        -------       -------       -------        -------
Net income (loss).................    $ (2,463)       $ 1,411       $(6,487)      $(4,080)       $(1,659)
                                      ========        =======       =======       =======        =======

Net income (loss) per share:
    Basic.........................    $  (0.05)       $  0.05       $ (0.88)      $ (0.59)       $ (0.21)
    Diluted.......................    $  (0.05)       $  0.04       $ (0.88)      $ (0.59)       $ (0.21)

Shares used in computing net
  income (loss) per share:
    Basic.........................      48,049         27,208         7,362         6,936          7,962
    Diluted.......................      48,049         31,904         7,362         6,936          7,962

                                     DECEMBER 31,   DECEMBER 31,   JANUARY 1,   DECEMBER 31,   DECEMBER 31,
                                         2000           1999          1999          1997           1996
                                     ------------   ------------   ----------   ------------   ------------
                                                                 (IN THOUSANDS)
BALANCE SHEET DATA:
  Cash, cash equivalents and short-
    term investments...............    $185,387       $188,176       $18,811       $6,174         $2,145
  Working capital..................     178,519        187,084        17,622        4,517          2,179
  Total assets.....................     231,682        214,226        29,753       10,318          2,806
  Capital lease obligations, net of
    current portion................         855          1,533         2,237          670             --
  Total stockholders' equity.......     197,683        193,079        19,665        6,006          2,394

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF VIANT SHOULD BE READ IN CONJUNCTION WITH "SELECTED FINANCIAL DATA" AND VIANT'S AUDITED CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, INCLUDED ELSEWHERE IN THIS REPORT. EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE DISCUSSION IN THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS, UNCERTAINTIES AND ASSUMPTIONS SUCH AS STATEMENTS OF VIANT'S PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS. THE CAUTIONARY STATEMENTS MADE IN THIS REPORT SHOULD BE READ AS BEING APPLICABLE TO ALL RELATED FORWARD-LOOKING STATEMENTS WHEREVER THEY APPEAR IN THIS REPORT. VIANT'S ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE, ACHIEVEMENTS AND REPORT COULD DIFFER MATERIALLY FROM THOSE DISCUSSED BELOW. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED IN "FACTORS AFFECTING VIANT'S OPERATING RESULTS, BUSINESS PROSPECTS AND MARKET PRICE OF STOCK," AS WELL AS THOSE DISCUSSED ELSEWHERE HEREIN.

OVERVIEW

    Viant is a professional services firm that helps global companies identify and solve complex business problems with digital solutions. Viant creates value by deploying integrated teams of strategists, creative designers and technologists to work closely with the client to develop and implement solutions that address challenges facing businesses today. Viant is currently restructuring its business offerings to provide industry-specific solutions to companies in specific market segments. Viant believes that this realignment of its expertise will meet the demands of its clients from the initial stage, establishing a presence on the Internet, through achieving more long-term goals such as increased revenues, cost efficiencies or improved and better managed customer relationships.

    Viant derives substantially all of its revenues from services performed on a fixed-price, fixed-time basis, however, as the demand for professional services has declined, clients demand for time and materials projects has increased. This trend could have a downward effect on our margins and net revenues over time. Viant generally enters into a Master Services Agreement with its clients which establishes the legal and general business terms of the relationship. As specific engagements are identified, the Company and the client then enter into separate statements of work which outline the time frame and fees applicable to the specific engagement. Typically these engagements are of a short predetermined time frame, generally lasting three to six months. To determine the proposed fixed price for an engagement, Viant uses an estimation process which takes into account the type and overall complexity of the project, the anticipated number of consultants needed and their associated billing rates, and the estimated duration of and risks associated with the engagement. All fixed-price proposals are approved by a member of Viant's senior management team. Revenues from fixed-price engagements are recognized using the percentage of completion method (based on the ratio of costs incurred to the total estimated project costs), provided that persuasive evidence of the arrangement exists, fees are fixed or determinable and collection is reasonably assured. Project costs are based on the direct payroll and associated fringe benefits of the consultants on the engagement. Finance department personnel meet regularly with project managers to ensure that the budgeted costs to complete, which are used to calculate revenue recognition, reflect the actual status of the project and the anticipated costs to complete. Provisions for estimated losses on contracts are made during the period in which such losses become probable and can be reasonably estimated. To date, such losses have not been significant. Viant reports revenue net of reimbursable expenses.

    Our revenue is derived from professional services. Although we have historically experienced growth in our revenues, the market for our professional services has declined significantly and sales cycles have lengthened over the last several months. As a result of these effects, our net revenues for the fourth quarter of 2000 decreased by 25% as compared to our net revenues for the preceding quarter. We expect to experience a further decline in our revenues for the quarter ended March 31, 2001. Our revenue could continue to decline in future quarters.

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

    The number of Viant employees increased from 405 as of December 31, 1999 to 621 as of December 31, 2000. Personnel compensation and facilities costs represent a high percentage of Viant's operating expenses and are relatively fixed in advance of each quarter. Accordingly, if revenues do not increase at a rate equal to expenses, Viant's business, financial condition or results of operations could be materially and adversely affected. In addition, Viant's liquidity may also be adversely affected if revenues do not increase at a rate equal to these additional expenses, to the extent Viant is unable to reduce operating expenses.

    As the result of a reduction in work force, which was announced in March 2001, we had 344 full-time employees as of March 27, 2001, composed of 239 billable consultants and 105 non-billable employees. We expect to take a restructuring charge in the first quarter of 2001 of approximately $13 to $17 million, which will consist primarily of severance and related expenses from the reduction in force, and other charges related to the closure of the San Francisco, Houston and Munich offices and office space consolidation elsewhere. This action was taken to better align our cost structure with the changing market conditions and decreased demand for our services.

    During 2000, Viant changed its fiscal year to coincide with the calendar year. All references herein to the results of operations for 2000 are the actual operating results for the fiscal year ended December 31, 2000. Prior to 2000, Viant's fiscal year was the 52-week period ending on the Friday nearest to the last day of December of that year. Had Viant not changed its fiscal year, the fiscal year 2000 would have ended on December 29, 2000; the change of the fiscal year in 2000 had an immaterial effect on the fiscal 2000 results. Viant's fiscal year 1998 ended on January 1, 1999.

OPERATING AND OTHER EXPENSES

    Viant's professional services expenses consist primarily of compensation and benefits for employees engaged in the delivery of professional services and non-reimbursable expenses related to client projects. Sales and marketing expenses consist primarily of compensation, benefits and travel costs for employees in the sales and marketing groups, marketing program costs and an allocation of facilities costs. General and administrative expenses consist primarily of compensation, benefits and travel costs for employees in Viant's management, human resources, finance and administration groups, and facilities costs not allocated to sales and marketing or research and development. Research and development expenses consist primarily of compensation, benefits and an allocation of facilities costs for employees associated with Viant's innovation groups. Interest and other income (expense), net consists primarily of interest earned on cash and cash equivalents and short and long term investments, interest paid on capital lease obligations and the write-down of long term investments.

RESULTS OF OPERATIONS

    The following table sets forth the percentage of net revenues of certain items included in Viant's statement of operations for the periods indicated:

                                                                            YEARS ENDED
                                                              ----------------------------------------
                                                              DECEMBER 31,   DECEMBER 31,   JANUARY 1,
                                                                  2000           1999          1999
                                                              ------------   ------------   ----------
Net revenues................................................       100%           100%          100%
                                                                   ---            ---           ---
Operating expenses:
  Professional services.....................................        45             46            56
  Sales and marketing.......................................         9             11            16
  General and administrative................................        42             37            52
  Research and development..................................         4              6             7
  Restructuring.............................................         5             --            --
                                                                   ---            ---           ---
    Total operating expenses................................       105            100           131
                                                                   ---            ---           ---
Loss from operations........................................        (5)            (1)          (31)
Interest and other income (expense), net....................         6              3            (1)
                                                                   ---            ---           ---
Income (loss) before income taxes...........................         1              2           (32)
Provision for income taxes..................................         3             --            --
                                                                   ---            ---           ---
Net income (loss)...........................................        (2)%            2%          (32)%
                                                                   ===            ===           ===

COMPARISON OF FISCAL YEARS 2000 AND 1999

    NET REVENUES. Net revenues were $127.2 million in 2000, representing an increase of 107% over revenues of $61.3 million for the year ended December 31, 1999. The increase in net revenues reflected continued demand for Internet professional services and increases in both the size and number of Viant's client engagements. We are uncertain as to the continued, long-term sustainability of such percentage revenue growth on a period-over-period basis and we believe that any such period-to-period comparisons of our operating results are not necessarily meaningful. Revenues derived from Viant's three largest clients, as a percentage of total net revenues, decreased to 19% in 2000 from 35% in 1999, reflecting an increase in business from other clients.

    Billings in advance of services performed are recorded as deferred revenues. Viant had $5.7 million in deferred revenue at December 31, 2000 and $2.7 million at December 31, 1999. The increase in deferred revenues reflects new client engagements as well as contractual terms that allow Viant to bill clients in advance of performing services. During 2000 and 1999, substantially all of Viant's revenues were derived from fixed-price, fixed-time contracts.

    PROFESSIONAL SERVICES. Professional services expenses represented 45% of total net revenues in 2000 and 46% in 1999. The decrease in professional services expenses as a percentage of net revenues reflects the higher revenues generated in 2000 as compared to 1999, increased utilization of professional staff and better planning and execution on client engagements for the first two quarters of 2000 and an overall increase in revenue growth. Professional services expenses increased by $29.3 million primarily due to the hiring of additional professional staff in the first three quarters of 2000.

    SALES AND MARKETING. Sales and marketing expenses represented 9% of total net revenues in 2000 and 11% in 1999. The decrease as a percentage of revenues was primarily due to overall higher revenues generated per sales employee, reduction in marketing program expense and an increase in revenues in 2000. Sales and marketing expenses increased by $4.5 million, which was primarily attributable to the increase in the number of sales personnel and an overall increase in Viant's marketing and branding efforts. Viant expects that the dollar amount of sales and marketing expenses will continue to increase due to the hiring and retention of additional sales and marketing professionals and other advertising and promotional activities.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses represented 42% of total net revenues in 2000 and 37% in 1999. The increase in general and administrative expenses as a percentage of net revenues was the result of higher infrastructure support costs versus revenue growth. General and administrative expenses increased by $30.6 million primarily as the result of an increase in Viant's management, human resources, recruiting, finance and administrative groups and facilities costs in connection with the opening of additional offices.

    RESEARCH AND DEVELOPMENT. Research and development expenses represented 4% of total net revenues in 2000 and 6% in 1999. The decrease in research and development expenses as a percentage of total net revenues was primarily the result of higher revenue growth versus research and development expense. Research and development expenses increased by $1.6 million primarily as the result of increased headcount in these groups.

    RESTRUCTURING. Viant recorded restructuring and other related charges of $6.0 million in the fourth quarter of 2000, consisting of $1.7 million for headcount reductions, $4.0 million for consolidation of facilities and related fixed assets, and $0.3 million of other restructuring related charges. These restructuring and other related charges were taken to align Viant's cost structure with changing market conditions and decreased demand for Viant's services. (See Note 8 to the consolidated financial statements.)

    INTEREST AND OTHER INCOME (EXPENSE), NET. Interest and other income (expense), net represented 6% of total net revenues in 2000 and 3% in 1999. The increase in interest and other income (expense), net was primarily the result of income from the investment of proceeds from Viant's initial public offering and secondary offering, offset by the write-down of long-term investments. Interest and other income (expense), net increased by $5.7 million primarily as the result of an increase in interest income of $9.6 million offset by the write-down of $3.9 million of long-term investments.

    PROVISION FOR INCOME TAXES

    For the year ended December 31, 2000, Viant's provision for income taxes exceeds the statutory tax rate primarily as a result of generating deferred tax assets which are not given benefit in the provision due to recording a valuation allowance against the full amount of these assets. For the year ended December 31, 1999, Viant's provision for the income taxes is less than the statutory tax rate primarily as a result of the utilization of net operating loss carryforwards which previously had been fully reserved.

COMPARISON OF FISCAL YEARS 1999 AND 1998

    NET REVENUES. Net revenues were $61.3 million in 1999, representing an increase of 207% over revenues of $20.0 million for the year ended January 1, 1999. The increase in net revenues reflected growing demand for Internet professional services and increases in both the size and number of Viant's client engagements. Revenues derived from Viant's three largest clients, as a percentage of total net revenues, decreased to 35% in 1999 from 42% in 1998, reflecting an increase in business from other clients.

    Billings in advance of services performed are recorded as deferred revenues. Viant had $2.7 million in deferred revenue at December 31, 1999 and $1.1 million at January 1, 1999. The increase in deferred revenues reflects new client engagements as well as contractual terms that allow

Viant to bill clients in advance of performing services. During 1999 and 1998, substantially all of Viant's revenues were derived from fixed-price, fixed-time contracts.

    PROFESSIONAL SERVICES. Professional services expenses represented 46% of total net revenues in 1999 and 56% in 1998. The decrease in professional services expenses as a percentage of net revenues reflects the higher revenues generated in 1999 as compared to 1998, increased utilization of professional staff and better planning and execution on client engagements. Professional services expenses increased by $17.3 million primarily due to the hiring of additional professional staff.

    SALES AND MARKETING. Sales and marketing expenses represented 11% of total net revenues in 1999 and 16% in 1998. The decrease as a percentage of revenues was primarily due to higher revenues generated per sales employee and revenue growth. Sales and marketing expenses increased by $3.4 million and was primarily attributable to the increase in the number of sales personnel and an overall increase in Viant's marketing and branding efforts.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses represented 37% of total net revenues in 1999 and 52% in 1998. The decrease of general and administrative expenses as a percentage of net revenues was the result of higher revenue growth versus infrastructure support costs and more efficient operations. General and administrative expenses increased by $12.5 million primarily as the result of increased personnel and facilities costs in connection with the opening of additional offices.

    RESEARCH AND DEVELOPMENT. Research and development expenses represented 6% of total net revenues in 1999 and 7% in 1998. The decrease in research and development expenses as a percentage of total net revenues was primarily due to revenue growth. Research and development expenses increased by $2.2 million primarily because of additional personnel in these groups.

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

    The following table sets forth unaudited quarterly statement of operations data of Viant for each of the eight quarters during the two years ended
December 31, 2000. In management's opinion, this unaudited information has been prepared on the same basis as the audited annual consolidated financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation of the unaudited information for the quarters presented. You should read this information in conjunction with the consolidated audited financial statements, including the notes thereto, included elsewhere in this Form 10-K. The results of operations for a quarter are not necessarily indicative of results that Viant may achieve for any subsequent periods.

                            DECEMBER 31,   SEPTEMBER 29,   JUNE 30,   MARCH 31,   DECEMBER 31,   OCTOBER 1,   JULY 2,    APRIL 2,
                                2000           2000          2000       2000          1999          1999        1999       1999
                            ------------   -------------   --------   ---------   ------------   ----------   --------   --------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues..............    $ 24,951        $33,078      $38,545     $30,588      $23,707       $18,751     $10,991    $ 7,883
                              --------        -------      -------     -------      -------       -------     -------    -------
Operating expenses:
  Professional services...      13,696         16,543       14,925      12,616        9,967         8,440       5,591      4,511
  Sales and marketing.....       1,048          2,796        3,955       3,417        2,041         1,770       1,661      1,216
  General and
    administrative........      13,827         16,092       13,863       9,621        7,840         6,701       4,779      3,518
  Research and
    development...........         797          1,326        1,496       1,609        1,151           932         850        690
  Restructuring...........       6,028             --           --          --           --            --          --         --
                              --------        -------      -------     -------      -------       -------     -------    -------
    Total operating
      expenses............      35,396         36,757       34,239      27,263       20,999        17,843      12,881      9,935
                              --------        -------      -------     -------      -------       -------     -------    -------
    Income (loss) from
      operations..........     (10,445)        (3,679)       4,306       3,325        2,708           908      (1,890)    (2,052)
Interest and other income
  (expense), net..........        (757)         2,546        3,451       2,238        1,072           660          51         11
                              --------        -------      -------     -------      -------       -------     -------    -------
Income (loss) before
  income taxes............     (11,202)        (1,133)       7,757       5,563        3,780         1,568      (1,839)    (2,041)
Provision for income
  taxes...................       1,975             --        1,473          --           57            --          --         --
                              --------        -------      -------     -------      -------       -------     -------    -------
Net income (loss).........    $(13,177)       $(1,133)     $ 6,284     $ 5,563      $ 3,723       $ 1,568     $(1,839)   $(2,041)
                              ========        =======      =======     =======      =======       =======     =======    =======

Net income (loss) per
  share:
  Basic...................    $  (0.26)       $ (0.02)     $  0.13     $  0.12      $  0.09       $  0.04     $ (0.13)   $ (0.27)
  Diluted.................    $  (0.26)       $ (0.02)     $  0.11     $  0.10      $  0.07       $  0.03     $ (0.13)   $ (0.27)
Shares used in computing
  net income (loss) per
  share:
  Basic...................      49,734         48,247       47,500      46,680       43,762        42,818      14,544      7,694
  Diluted.................      49,734         48,247       55,276      55,721       53,384        51,980      14,544      7,694

LIQUIDITY AND CAPITAL RESOURCES

    Since inception, Viant has funded its operations and investments in property and equipment through private and public equity financings, bank borrowings and capital lease financing arrangements. Viant's cash, cash equivalents and short-term investments decreased to $185.4 million as of December 31, 2000 from $188.2 million as of December 31, 1999.

    Cash provided by operations during 2000 was $11.6 million, primarily due to non-cash related activity offset by operating losses. Cash provided by investing activities during 2000 was $61.2 million primarily due to the conversion of short-term investments into cash and cash equivalents, net of purchases of property and equipment.

    Viant's cash, cash equivalents and short-term investments increased to $188.2 million as of December 31, 1999 from $18.8 million as of January 1, 1999. This increase is primarily due to the receipt of net proceeds of $50.2 million from the issuance of 6,900,000 shares of common stock in Viant's initial public offering on June 18, 1999 and from the net proceeds of $120.3 million for the issuance of 2,685,920 shares of common stock in a public offering on December 8, 1999. Additionally, there was $5.7 million in cash provided by operations. Viant used $125.3 million in cash for investing activities in 1999.

    Viant has a $3.2 million capital lease facility with a leasing company that is secured by the capital assets purchased with the borrowings. Outstanding borrowings under the above credit facility totaled $1.5 million and $2.1 million as of December 31, 2000 and December 31, 1999, respectively.

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

NEW ACCOUNTING PRONOUNCEMENTS

    In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of previously fixed stock options or awards, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. Viant adopted FIN 44 in 2000 and such adoption had no significant impact on Viant's results of operations and financial position.

    In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" subsequently updated by SAB 101A and SAB 101B ("SAB 101"). SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. Viant adopted SAB 101 in the fourth quarter of fiscal 2000. The adoption of SAB 101 had no significant impact on the results of operations and financial position.

    In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, which was issued in June 2000. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Viant did not use derivative instruments or engage in hedging activities in fiscal 2000. Accordingly, Viant does not expect the required adoption of SFAS No. 133 in fiscal 2001 to have a significant impact on Viant's results of operations or financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our exposure to market risk relates primarily to our investment portfolio, and the effect that changes in interest rates would have on that portfolio. Our investment portfolio includes:

    - Cash and cash equivalents, which consist of financial instruments with purchased maturities of three months or less; and

    - Short-term investments, which consist of financial instruments that meet the high quality standards specified in our investment policy.

    We do not use derivative financial instruments for speculative or trading purposes. Due to the short duration of the financial instruments we invest in, we do not expect that an increase in interest rates would result in any material loss to our investment portfolio.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Report of Independent Accountants...........................     26
Consolidated Statement of Operations for the Years Ended
  December 31, 2000, December 31, 1999 and January 1,
  1999......................................................     27
Consolidated Balance Sheet as of December 31, 2000 and
  December 31, 1999.........................................     28
Consolidated Statement of Cash Flows for the Years Ended
  December 31, 2000, December 31, 1999 and January 1,
  1999......................................................     29
Consolidated Statement of Stockholders' Equity for the Years
  Ended January 1, 1999, December 31, 1999 and December 31,
  2000......................................................     30
Notes to Consolidated Financial Statements..................     31

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Viant Corporation

    In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Viant Corporation and its subsidiary at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Boston, Massachusetts
February 6, 2001

                               VIANT CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                          YEARS ENDED
                                                            ----------------------------------------
                                                            DECEMBER 31,   DECEMBER 31,   JANUARY 1,
                                                                2000           1999          1999
                                                            ------------   ------------   ----------
Net revenues..............................................    $127,162        $61,332       $20,043
                                                              --------        -------       -------
Operating expenses:
  Professional services...................................      57,779         28,509        11,250
  Sales and marketing.....................................      11,217          6,688         3,324
  General and administrative..............................      53,402         22,837        10,365
  Research and development................................       5,229          3,623         1,429
  Restructuring...........................................       6,028             --            --
                                                              --------        -------       -------
    Total operating expenses..............................     133,655         61,657        26,368
                                                              --------        -------       -------
    Loss from operations..................................      (6,493)          (325)       (6,325)
Interest income...........................................      11,950          2,197           234
Interest expense..........................................        (229)          (402)         (371)
Other expense, net........................................      (4,243)            (2)          (25)
                                                              --------        -------       -------
  Income (loss) before income taxes.......................         985          1,468        (6,487)
Provision for income taxes................................       3,448             57            --
                                                              --------        -------       -------
Net income (loss).........................................    $ (2,463)       $ 1,411       $(6,487)
                                                              ========        =======       =======
Net income (loss) per share:
      Basic...............................................    $  (0.05)       $  0.05       $ (0.88)
      Diluted.............................................    $  (0.05)       $  0.04       $ (0.88)
Shares used in computing net income (loss) per share:
      Basic...............................................      48,049         27,208         7,362
      Diluted.............................................      48,049         31,904         7,362

  The accompanying notes are an integral part of these consolidated financial statements.

                               VIANT CORPORATION

                           CONSOLIDATED BALANCE SHEET

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2000           1999
                                                              ------------   ------------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................    $141,629       $ 66,450
  Short-term investments....................................      43,758        121,726
  Accounts receivable, net..................................      22,366         16,927
  Prepaid expenses and other current assets.................       3,910          1,595
                                                                --------       --------
    Total current assets....................................     211,663        206,698
Property and equipment, net.................................      15,300          6,767
Long-term investments.......................................       1,038            500
Other assets................................................       3,681            261
                                                                --------       --------
    Total assets............................................    $231,682       $214,226
                                                                ========       ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of capital lease obligations..............    $    678       $    608
  Accounts payable..........................................       6,109          2,877
  Accrued expenses..........................................      20,677         13,381
  Deferred revenues.........................................       5,680          2,748
                                                                --------       --------
    Total current liabilities...............................      33,144         19,614
  Capital lease obligations, less current portion...........         855          1,533
                                                                --------       --------
    Total liabilities.......................................      33,999         21,147
                                                                --------       --------
  Commitments (Note 10).....................................          --             --

Stockholders' equity:
  Preferred stock, $0.001 par value:
    Authorized: 5,000,000 shares;
    Issued and outstanding: no shares at December 31, 2000
      and 1999..............................................          --             --
  Common stock, $0.001 par value:
    Authorized: 200,000,000 and 50,000,000 shares at
      December 31, 2000 and 1999, respectively
    Issued and outstanding: 50,977,702 and 49,952,702,
      respectively at December 31, 2000 and 46,071,286 at
      December 31, 1999.....................................          51             46
  Treasury stock, at cost...................................      (5,049)            --
  Additional paid-in capital................................     219,528        208,489
  Deferred compensation.....................................      (2,958)        (3,958)
  Accumulated other comprehensive income (loss).............          67             (5)
  Accumulated deficit.......................................     (13,956)       (11,493)
                                                                --------       --------
Total stockholders' equity..................................     197,683        193,079
                                                                --------       --------
Total liabilities and stockholders' equity..................    $231,682       $214,226
                                                                ========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                               VIANT CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                            YEARS ENDED
                                                              ----------------------------------------
                                                              DECEMBER 31,   DECEMBER 31,   JANUARY 1,
                                                                  2000           1999          1999
                                                              ------------   ------------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................    $ (2,463)      $  1,411      $(6,487)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Tax benefit from disqualifying dispositions.............       2,680             57           --
    Depreciation and amortization...........................       4,174          1,958        1,065
    Write-down of investments...............................       3,852             --           --
    Stock-based compensation expense........................       1,386            253           --
    Loss on disposal of fixed assets........................         224             --           --
    Changes in operating assets and liabilities:
      Accounts receivable, net..............................      (6,009)       (11,455)      (3,652)
      Prepaid expenses and other assets.....................      (5,735)          (934)      (1,109)
      Accounts payable......................................       3,232          2,251         (539)
      Accrued expenses......................................       7,296         10,474        1,710
      Deferred revenues.....................................       2,932          1,696          121
                                                                --------       --------      -------
        Net cash provided by (used in) operating
          activities........................................      11,569          5,711       (8,891)
                                                                --------       --------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments.......................     (90,996)      (126,619)        (602)
  Maturities of short-term investments......................     168,964          5,495          615
  Purchases of long-term investments........................     (21,946)            --           --
  Proceeds from sale of long-term investments...............      18,126             --           --
  Proceeds from sale of fixed assets........................         200             --           --
  Purchases of property and equipment.......................     (13,131)        (4,210)        (901)
                                                                --------       --------      -------
        Net cash provided by (used in) investing
          activities........................................      61,217       (125,334)        (888)
                                                                --------       --------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of convertible preferred stock,
    net.....................................................          --             75       20,125
  Proceeds from issuance of common stock, net...............       7,978        171,623           21
  Proceeds from borrowings on lines of credit...............          --             --        2,749
  Purchases of treasury stock...............................      (5,049)            --           --
  Principal payments on borrowings on lines of credit.......          --         (3,453)        (315)
  Principal payments on capital lease obligations...........        (608)          (376)        (151)
                                                                --------       --------      -------
        Net cash provided by financing activities...........       2,321        167,869       22,429
                                                                --------       --------      -------
Effect of exchange rate changes on cash and cash
  equivalents...............................................          72             (5)          --
                                                                --------       --------      -------
Net increase in cash and cash equivalents...................      75,179         48,241       12,650
Cash and cash equivalents at beginning of year..............      66,450         18,209        5,559
                                                                --------       --------      -------
Cash and cash equivalents at end of year....................    $141,629       $ 66,450      $18,209
                                                                ========       ========      =======

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest......................................    $    222       $    402      $   371

NONCASH INVESTING AND FINANCING ACTIVITIES:
Equipment acquired under capital lease obligations..........    $     --       $    467      $ 2,201

  The accompanying notes are an integral part of these consolidated financial statements.

                               VIANT CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                PREFERRED STOCK           COMMON STOCK           TREASURY STOCK      ADDITIONAL
                                             ----------------------   ---------------------   --------------------    PAID-IN
                                               SHARES       VALUE       SHARES       PAR       SHARES      AMOUNT     CAPITAL
                                             -----------   --------   ----------   --------   ---------   --------   ----------
Balance at December 31, 1997...............   10,006,424   $ 12,011    7,112,516     $ 8             --   $    --     $    404
Issuance of common stock upon exercise of
  stock options............................                              412,064                                            21
Issuance of Series D preferred stock, net
  of issuance costs of $68.................    3,160,043     20,125
Net loss...................................
                                             -----------   --------   ----------     ---      ---------   -------     --------
Balance at January 1, 1999.................   13,166,467     32,136    7,524,580       8             --        --          425
Issuance of common stock upon exercise of
  stock options............................                            2,599,496       2                                 1,159
Tax benefit from exercise of stock
  options..................................                                                                                 57
Issuance of Series C preferred stock upon
  exercise of warrants.....................        5,517         20
Issuance of Series D preferred stock.......        8,661         55
Conversion of preferred stock into common
  stock....................................  (13,180,645)   (32,211)  26,361,290      26                                32,185
Initial public offering of common stock....                            6,900,000       6                                50,150
Secondary public offering of common
  stock....................................                            2,685,920       4                               120,302
Compensation related to grant of
  nonemployee common stock options.........                                                                                211
Deferred compensation related to grant of
  employee common stock options and
  subsequent amortization..................                                                                              4,000
Cumulative translation adjustment..........
Net Income.................................
                                             -----------   --------   ----------     ---      ---------   -------     --------
Balance at December 31, 1999...............           --         --   46,071,286      46                               208,489
Issuance of common stock upon exercise of
  stock options............................                            4,064,819       4                                 3,784
Issuance of common stock under employee
  stock purchase plan......................                              772,229       1                                 4,189
Issuance of common stock upon exercise of
  warrants.................................                               69,368
Purchase of treasury shares................                                                   1,025,000    (5,049)
Compensation related to grant of
  nonemployee common stock options.........                                                                                386
Tax benefit from exercise of stock
  options..................................                                                                              2,680
Amortization of deferred compensation
  related to grant of employee common stock
  options..................................
Cumulative translation adjustment..........
Net loss...................................
                                             -----------   --------   ----------     ---      ---------   -------     --------
Balance at December 31, 2000...............           --   $     --   50,977,702     $51      1,025,000   $(5,049)    $219,528
                                             ===========   ========   ==========     ===      =========   =======     ========

                                                               ACCUMU-
                                                                LATED
                                                                OTHER
                                                               COMPRE-                                     COMPRE-
                                                               HENSIVE                        TOTAL        HENSIVE
                                                DEFERRED       INCOME      ACCUMULATED    STOCKHOLDERS'    INCOME
                                              COMPENSATION     (LOSS)        DEFICIT         EQUITY        (LOSS)
                                             --------------   ---------   -------------   -------------   ---------
Balance at December 31, 1997...............     $    --        $    --      $ (6,417)       $  6,006
Issuance of common stock upon exercise of
  stock options............................                                                       21
Issuance of Series D preferred stock, net
  of issuance costs of $68.................                                                   20,125
Net loss...................................                                   (6,487)         (6,487)      $(6,487)
                                                -------        -------      --------        --------       =======
Balance at January 1, 1999.................          --             --       (12,904)         19,665
Issuance of common stock upon exercise of
  stock options............................                                                    1,161
Tax benefit from exercise of stock
  options..................................                                                       57
Issuance of Series C preferred stock upon
  exercise of warrants.....................                                                       20
Issuance of Series D preferred stock.......                                                       55
Conversion of preferred stock into common
  stock....................................                                                       --
Initial public offering of common stock....                                                   50,156
Secondary public offering of common
  stock....................................                                                  120,306
Compensation related to grant of
  nonemployee common stock options.........                                                      211
Deferred compensation related to grant of
  employee common stock options and
  subsequent amortization..................      (3,958)                                          42
Cumulative translation adjustment..........                         (5)                           (5)      $    (5)
Net Income.................................                                    1,411           1,411         1,411
                                                -------        -------      --------        --------       -------
Balance at December 31, 1999...............      (3,958)            (5)      (11,493)        193,079       $ 1,406
                                                                                                           =======
Issuance of common stock upon exercise of
  stock options............................                                                    3,788
Issuance of common stock under employee
  stock purchase plan......................                                                    4,190
Issuance of common stock upon exercise of
  warrants.................................
Purchase of treasury shares................                                                   (5,049)
Compensation related to grant of
  nonemployee common stock options.........                                                      386
Tax benefit from exercise of stock
  options..................................                                                    2,680
Amortization of deferred compensation
  related to grant of employee common stock
  options..................................       1,000                                        1,000
Cumulative translation adjustment..........                         72                            72       $    72
Net loss...................................                                   (2,463)         (2,463)       (2,463)
                                                -------        -------      --------        --------       -------
Balance at December 31, 2000...............     $(2,958)       $    67      $(13,956)       $197,683       $(2,391)
                                                =======        =======      ========        ========       =======

  The accompanying notes are an integral part of these consolidated financial statements.

                               VIANT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

    Viant is a professional services firm that helps global companies identify and solve complex business problems with digital solutions. Viant creates value by deploying integrated teams of strategists, creative designers and technologists to work closely with the client to develop and implement solutions that address challenges facing businesses today. Viant is currently restructuring its business offerings to provide industry-specific solutions to companies in specific market segments. Viant believes that this realignment of its expertise will meet the demands of its clients from the initial stage, establishing a presence on the Internet, through achieving more long-term goals such as increased revenues, cost efficiencies or improved and better managed customer relationships.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF CONSOLIDATION

    The consolidated financial statements include the accounts of Viant and its wholly-owned subsidiary. All intercompany transactions and balances have been eliminated.

    FISCAL YEAR

    During 2000, Viant changed its fiscal year to coincide with the calendar year. All references herein to the results of operations for 2000 are the actual operating results for the fiscal year ended December 31, 2000. Prior to 2000, Viant's fiscal year was the 52-week period ending on the Friday nearest to the last day of December of that year. Had Viant not changed its fiscal year, the fiscal year 2000 would have ended on December 29, 2000; the change of the fiscal year in 2000 had an immaterial effect on these consolidated financial statements. Viant's fiscal year 1998 ended on January 1, 1999.

    CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

    Viant considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents. All other investments with original maturities between 91 and 360 days are classified as short-term investments because they are liquid and are available to meet working capital needs. Short-term investments are classified as held-to-maturity securities and are recorded at amortized cost. Investments with original maturities greater than one year are classified as long-term investments. At December 31, 2000 and 1999, Viant's short-term investments consisted primarily of certificates of deposit, U.S. Government-backed securities, money market funds secured by U.S. Government-backed securities, commercial paper and high grade corporate debt obligations. At December 31, 2000, cash and cash equivalents include $6,126,000, which collateralize outstanding letters of credit (Note 10).

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

                               VIANT CORPORATION

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    No client accounted for greater than 10% of total net revenue in 2000. Two clients accounted for 15% and 13% of total net revenues in 1999. Three clients accounted for 15%, 14% and 13% of total net revenues in 1998. At December 31, 2000 no one client accounted for more than 10% of accounts receivable. At December 31, 1999, three clients accounted for 41% of total accounts receivable.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    Financial instruments that are subject to fair value disclosure requirements are carried in the financial statements at amounts that approximate fair value and include cash and cash equivalents, accounts receivable, accounts payable, capital lease obligations and other credit facilities. Fair values are based on quoted market prices and assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of perceived risk. Short-term investments are carried in the financial statements at amortized cost, which approximates fair value.

    PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, generally 3-5 years. Equipment under capital leases is amortized over the shorter of the useful life of the equipment or the lease term. Leasehold improvements are amortized over the shorter of the lease period or the useful life of the improvement.

    REVENUE RECOGNITION

    Substantially all of Viant's revenues are derived from professional services which are generally provided to clients on a fixed-price, fixed-time basis. Revenues on fixed-price engagements are recognized using the percentage of completion method (based on the ratio of costs incurred to the total estimated project cost at completion), provided that persuasive evidence of the arrangement exists, fees are fixed or determinable and collection is reasonably assured. Unbilled receivables represent revenue recognized in advance of amounts billed. Billings received in advance of services performed are recorded as deferred revenues. Provisions for estimated losses on contracts are made during the period in which such losses become probable and can be reasonably estimated. To date, such losses have not been significant. Viant reports revenues net of reimbursable expenses which are billed to and collected from clients.

    PROFESSIONAL SERVICES

    Professional services expenses consist primarily of compensation and benefit costs for employees engaged in the delivery of professional services and non-reimbursable expenses related to client projects.

    GENERAL AND ADMINISTRATIVE

    General and administrative expenses consist primarily of compensation, benefits and travel costs for employees in Viant's management, human resources, finance and administration groups and facilities costs not allocated to sales and marketing or research and development.

                               VIANT CORPORATION

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    RESEARCH AND DEVELOPMENT

    Viant's research and development efforts focus on evaluating and testing technologies to be deployed to clients. Accordingly, all research and development costs are charged to expense as incurred.

    STOCK-BASED COMPENSATION

    Viant accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation expense is recorded for options issued to employees in fixed amounts and with fixed exercise prices to the extent such exercise prices are less than the fair market value of Viant's common stock at date of grant. Viant follows the disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation"
(Note 14).

    EARNINGS (LOSS) PER SHARE

    Basic net income (loss) per common share is computed by dividing net income
(loss) by the weighted average number of common shares outstanding for the period. Diluted income (loss) per common share reflect the maximum dilution that would have resulted from the assumed exercise and share repurchase related to dilutive stock options and is computed by dividing net income (loss) by the weighted average number of common shares and all dilutive securities outstanding.

    The reconciliation of the numerators and denominators of the basic and diluted net income (loss) per common share computations for the Company's reported net income (loss) is as follows (in thousands, except per share data):

                                                             2000       1999       1998
                                                           --------   --------   --------
Weighted average number of shares outstanding--basic.....   48,049     27,208      7,362
Incremental shares upon exercise of common stock
  options................................................       --      4,696         --
                                                           -------    -------    -------
Weighted average number of shares outstanding--diluted...   48,049     31,904      7,362
                                                           =======    =======    =======
Net income (loss)........................................  $(2,463)   $ 1,411    $(6,487)
                                                           =======    =======    =======
Basic income (loss) per share............................  $ (0.05)   $  0.05    $ (0.88)
                                                           =======    =======    =======
Diluted income (loss) per share..........................  ($ 0.05)   $  0.04    ($ 0.88)
                                                           =======    =======    =======

    Stock options to purchase shares of common stock totaling 13.4 million were outstanding at December 31, 2000, but were not included in the calculation of diluted earnings per share since the effect was anti-dilutive.

    Stock options to purchase shares of common stock totaling 8.5 million were outstanding at January 1, 1999, but were not included in the calculation of diluted earnings per share since the effect was anti-dilutive.

                               VIANT CORPORATION

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    COMPREHENSIVE INCOME (LOSS)

    Comprehensive income (loss) includes net income (loss) as currently reported under generally accepted accounting principles and also considers the effect of additional economic events that are not required to be recorded in determining net income (loss) but are rather reported as a separate component of stockholders' equity. Viant reports foreign currency translation gains and losses as a component of comprehensive income (loss).

    FOREIGN CURRENCY TRANSLATION

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

    NEW ACCOUNTING PRONOUNCEMENTS

    In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of previously fixed stock options or awards, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. Viant adopted FIN 44 in 2000 and such adoption had no significant impact on Viant's results of operations and financial position.

    In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" subsequently updated by SAB 101A and SAB 101B ("SAB 101"). SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. Viant adopted SAB 101 in the fourth quarter of fiscal 2000. The adoption of SAB 101 had no significant impact on the results of operations and financial position.

    In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, which was issued in June 2000. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of

                               VIANT CORPORATION

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Viant did not use derivative instruments or engage in hedging activities in fiscal 2000. Accordingly, Viant does not expect the required adoption of SFAS No. 133 in fiscal 2001 to have a significant impact on Viant's results of operations or financial position.

3. SHORT TERM INVESTMENTS

    As of December 31, 2000 and 1999, Viant held investments in marketable securities that are classified as held-to-maturity. Marketable securities consisted of the following (in thousands):

                                             AMORTIZED   NET UNREALIZED     FAIR
DECEMBER 31, 2000                              COST       GAIN (LOSS)      VALUE
- -----------------                            ---------   --------------   --------
U.S. government notes and bonds............  $ 43,758         $ 25        $ 43,783

                                             AMORTIZED   NET UNREALIZED     FAIR
DECEMBER 31, 1999                              COST       GAIN (LOSS)      VALUE
- -----------------                            ---------   --------------   --------
Commercial paper...........................  $121,726         $(35)       $121,691

    During 2000, Viant sold certain short-term and long-term investments classified as held-to-maturity. The investments were sold to re-allocate Viant's investment portfolio from corporate bonds and notes to U.S. government bonds and notes. The amortized cost of the securities sold was $36,605,000 and the net realized gain was immaterial.

4. ACCOUNTS RECEIVABLE

    Accounts receivable consists of the following (in thousands):

                                                      DECEMBER 31,   DECEMBER 31,
                                                          2000           1999
                                                      ------------   ------------
Billed..............................................     $22,645        $16,769
Unbilled............................................       2,745          1,162
Allowance for doubtful accounts.....................      (3,024)        (1,004)
                                                         -------        -------
                                                         $22,366        $16,927
                                                         =======        =======

                               VIANT CORPORATION

5. PROPERTY AND EQUIPMENT

    Property and equipment consists of the following (in thousands):

                                                      DECEMBER 31,   DECEMBER 31,
                                                          2000           1999
                                                      ------------   ------------
Computer equipment and software.....................     $13,714        $5,667
Furniture and equipment.............................       2,845         1,726
Leasehold improvements..............................       6,083         2,651
                                                         -------        ------
                                                          22,642        10,044
Less: accumulated depreciation and amortization.....      (7,342)       (3,277)
                                                         -------        ------
                                                         $15,300        $6,767
                                                         =======        ======

    Depreciation expense for the years ended December 31, 2000, December 31, 1999 and January 1, 1999 was $4,174,000, $1,958,000, and $1,065,000,
respectively.

    Included in the above is equipment and leasehold improvements acquired under capital leases of $2,668,000 at December 31, 2000 and December 31, 1999. Accumulated depreciation and amortization on equipment and leasehold improvements acquired under capital lease was $839,000 and $787,000 at December 31, 2000 and December 31, 1999, respectively.

6. LONG-TERM INVESTMENTS

    Investments in entities in which Viant has an equity interest of less than 20% and does not have the ability to exercise significant influence are classified as long-term investments. These investments are accounted for under the cost method. At December 31, 2000 and December 31, 1999, Viant's long-term investments consisted of investments accounted for under the cost method. At each balance sheet date, Viant assesses the value of its cost-based investments and recognizes any identified impairment. During 2000, Viant recorded charges of $3,852,000 to account for identified impairments in certain of its cost-based investments.

7. ACCRUED EXPENSES

    Accrued expenses consist of the following (in thousands):

                                                      DECEMBER 31,   DECEMBER 31,
                                                          2000           1999
                                                      ------------   ------------
Payroll and related.................................     $12,977        $11,670
Restructuring (Note 8)..............................       5,174             --
Other...............................................       2,526          1,711
                                                         -------        -------
                                                         $20,677        $13,381
                                                         =======        =======

                               VIANT CORPORATION

8. RESTRUCTURING

    In December 2000, Viant recorded restructuring and other related charges of $6.0 million, consisting of $1.7 million for headcount reductions, $4.0 million for closure and consolidation of facilities and related fixed assets, and $0.3 million of other related restructuring charges. These restructuring and other related charges were taken to align Viant's cost structure with changing market conditions and decreased demand for Viant's services. The plan resulted in headcount reduction of 125 employees, which was made up of 99 professional services staff and 26 enterprise services staff. Many of the positions that were eliminated related to the closure of the Dallas, Texas office. Total cash outlay for the restructuring will be $5.2 million. The remaining $0.8 million of restructuring costs consists of non-cash charges primarily for asset write-offs. As of December 31, 2000, $0.7 million of cash was used for restructuring and other related costs. An additional $1.6 million cash outlay is expected in the first quarter of 2001, and the remaining cash outlay of approximately
$2.9 million, primarily related to real estate lease obligations, is expected to occur over the next 4 years. Restructuring reserve activities as of and for the year ended December 31, 2000 was as follows (in thousands):

                                                                          BALANCE
                                            EXPENSE    UTILIZATION   DECEMBER 31, 2000
                                            --------   -----------   -----------------
Severance and benefits....................   $1,744       $(549)          $1,195
Facilities................................    4,025        (191)           3,834
Other.....................................      259          --              259
                                             ------       -----           ------
Total.....................................   $6,028       $(740)          $5,288
                                             ======       =====           ======

9. CREDIT FACILITIES

    In September 1996, Viant secured a revolving line of credit with a bank which provided for borrowings of up to $1,250,000. In July 1997, the revolving line of credit was increased to $3,000,000. In March 1998, Viant amended the revolving line of credit to provide for borrowings up to $5,000,000 including a $2,000,000 letter of credit facility. Borrowings under the revolving line of credit were limited to 80% of eligible accounts receivable plus $1,000,000. The revolving line of credit was repaid in full on July 1, 1999 and has not been renewed. Warrants to purchase 5,517 shares of Series C preferred stock were issued as part of the agreement and were exercised during 1999. At December 31, 2000 and 1999, letters of credit totaling $6,126,000 and $1,264,000, respectively, were collateralized by bank deposits. The letters of credit expire periodically through May 1, 2002.

    In September 1996, under the same bank agreement, Viant also secured an equipment line of credit which provided for borrowings of up to $750,000. In July 1997, the equipment line of credit was amended to provide for borrowings up to $1,250,000. The equipment line of credit was repaid in full on July 1, 1999 and was terminated.

10. LEASE COMMITMENTS

    Viant leases office facilities and certain equipment under operating and capital leases, respectively. Viant entered into lease agreements for facilities in Atlanta, Boston, Chicago, Dallas, Houston, Los Angeles, London, Munich, New York, San Francisco, and Silicon Valley which expire in 2007, 2009, 2004, 2004, 2007, 2008, 2003, 2002, 2007, 2003 and 2005, respectively. Rent expense under operating leases for the year ended December 31, 2000 was $5,025,000, net of rental income of $194,000. Rent expense under operating leases for the years ended December 31, 1999 and January 1, 1999 was

                               VIANT CORPORATION

10. LEASE COMMITMENTS (CONTINUED)
$2,647,000 and $1,718,000, respectively. Viant is party to letters of credit in support of their minimum future lease payments under leases for permanent office space amounting to $6,126,000 as of December 31, 2000, declining annually. These letters of credit are collateralized in equal amount by short-term certificates of deposit.

    In March 1998, Viant entered into an agreement with a leasing company which provides for capital lease borrowings related to equipment purchases up to $3,250,000 at an interest rate of 10.9%, which expired in December 1999. Pursuant to the agreement, Viant issued warrants to purchase 35,986 shares of Series C preferred stock at $3.625 per share which expires five years from the date of an underwritten initial public offering of common stock. The value ascribed to these warrants was not material to Viant's financial position or results of operations.

    Minimum future lease commitments under noncancelable capital and operating leases at December 31, 2000 are as follows (in thousands):

                                                            CAPITAL    OPERATING
                                                            --------   ---------
2001......................................................   $  811     $11,386
2002......................................................      790      12,757
2003......................................................      115      11,240
2004......................................................       --       9,533
2005......................................................       --       8,258
Thereafter................................................       --      22,845
                                                             ------     -------
Total minimum lease payments..............................    1,716      76,019
Less: Amounts representing rental income..................       --      10,139
Less: Amount representing interest........................      183          --
                                                             ------     -------
Total present value of minimum capital lease payments and
  total net minimum value of operating lease payments.....   $1,533     $65,880
                                                             ======     =======

11. RELATED PARTY TRANSACTIONS

    During 2000, Viant entered into an agreement with an employee for a personal loan in the amount of $400,000. Interest on the loan accrues quarterly at 6.1%. Principal and interest payments are due quarterly through December 31, 2003.

    During 1999, a Viant employee served on the Board of Directors for a client. Viant generated $3,141,000 in revenue from this client during 1999.

12. PREFERRED STOCK

    In June 1999, in connection with Viant's initial public offering of common stock, all shares of preferred stock were converted into common stock. As of December 31, 2000, Viant's Certificate of Incorporation, as amended, has authorized Viant to issue 5,000,000 shares of preferred stock, $0.001 par value. There were no shares of preferred stock outstanding as of December 31, 2000 and December 31, 1999.

                               VIANT CORPORATION

13. COMMON STOCK

    In February 2000, Viant's Certificate of Incorporation, as amended, increased the authorized common stock to 200,000,000 shares.

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

14. STOCK OPTIONS

    In 1996, the Board of Directors and stockholders adopted the 1996 Stock Option Plan (the "1996 Plan") which provides for granting incentive stock options ("ISOs") and nonqualified stock options ("NSOs") for up to 8,583,752 shares of common stock to employees and consultants of Viant. In November 1997, the 1996 Plan was amended to authorize options for up to 11,983,752 shares. In 1999, the Board of Directors and stockholders adopted the 1999 Stock Option Plan (the "1999 Plan") which provides for the granting of ISOs to employees, and for the granting of NSOs and stock purchase rights to employees, directors and consultants of Viant. A total of 9,737,858 shares of common stock were authorized for issuance pursuant to the 1999 Plan. In 2000, the Board of Directors authorized, subject to stockholder approval, 4,500,000 shares in addition to the annual increase of 1,878,180 provided by the 1999 Plan, authorizing a total of 16,116,038 options available for grant. The 1999 Plan also provides for early exercise of options for certain employees, the stock for which is subject to the same vesting and repurchase terms under the 1999 Plan. In accordance with the 1999 Plan, the stated exercise price shall not be less than 100% of the fair market value of common stock on the date of grant for ISOs and shall be at least 85% of the fair market value for NSOs. The 1999 Plan provides that the options shall be exercisable over a period not to exceed ten years. Options generally vest 25% after one year of service and quarterly for the three years thereafter.

    In connection with the grant of stock options to an employee in 1999, Viant recorded deferred compensation of $4.0 million, representing the difference between the option exercise price and the fair value of the common stock at the grant date multiplied by the number of shares under option. Such amount is presented as a decrease to stockholders' equity and amortized over the vesting period of the options. Viant recorded compensation expense related to these options of $1,000,000 and $42,000 in 2000 and 1999, respectively.

    During 2000, Viant issued options to purchase a total of 65,000 shares to non-employees. These options were immediately exercisable and Viant recorded compensation expense of $386,000 in 2000 related to these options. During 1999, Viant issued options to purchase a total of 103,000 shares to

                               VIANT CORPORATION

14. STOCK OPTIONS (CONTINUED)
non-employees. These options were immediately exercisable and Viant recorded compensation expense of $211,000 in 1999 related to these options.

    Activity under the Plans is summarized as follows:

                                    YEAR ENDED                YEAR ENDED                YEAR ENDED
                                 DECEMBER 31, 2000         DECEMBER 31, 1999         JANUARY 1, 1999
                              -----------------------   -----------------------   ----------------------
                                            WEIGHTED-                 WEIGHTED-                WEIGHTED-
                                             AVERAGE                   AVERAGE                  AVERAGE
                                OPTION      EXERCISE      OPTION      EXERCISE      OPTION     EXERCISE
                                SHARES        PRICE       SHARES        PRICE       SHARES       PRICE
                              -----------   ---------   -----------   ---------   ----------   ---------
Outstanding at beginning of
  year......................   12,211,734    $ 7.86       8,461,710     $0.50      6,592,500     $0.19
Granted.....................    7,830,580     23.96       7,420,610     12.95      2,580,700      1.24
Exercised...................   (4,064,819)     0.93      (2,599,496)     0.44       (412,064)     0.05
Cancelled...................   (2,587,234)    17.21      (1,071,090)     1.78       (299,426)     0.38
                              -----------               -----------               ----------
Outstanding at end of
  year......................   13,390,261    $17.54      12,211,734     $7.86      8,461,710     $0.51
                              ===========               ===========               ==========
Options exercisable at end
  of year...................    2,202,062    $12.68       2,922,064     $1.24      2,509,624     $0.17
Weighted-average fair value
  of options granted during
  the year..................  $     18.12               $     11.44               $     0.23
Options available for future
  grant.....................    3,344,046                 2,628,676                1,463,728

    The following summarizes information about Viant's stock options outstanding at December 31, 2000:

                                                    OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                                         -----------------------------------------   ----------------------
                                                       WEIGHTED AVERAGE   WEIGHTED                 WEIGHTED
RANGE OF                                                  REMAINING       AVERAGE                  AVERAGE
EXERCISE                                   NUMBER        CONTRACTUAL      EXERCISE     NUMBER      EXERCISE
PRICE                                    OUTSTANDING   LIFE (IN YEARS)     PRICE     EXERCISABLE    PRICE
- --------                                 -----------   ----------------   --------   -----------   --------
$0.00-5.87............................    5,466,272          8.1           $ 3.30     1,345,753     $ 2.73
$5.88-23.50...........................    3,272,539          9.2            16.68       284,881      16.51
$23.51-29.37..........................    1,448,600          8.8            26.35       203,990      24.99
$29.38-41.12..........................    1,757,100          9.2            34.08       163,878      34.01
$41.13-58.75..........................    1,445,750          8.1            44.38       203,560      43.60
                                         ----------                                   ---------
                                         13,390,261          8.6           $17.54     2,202,062     $12.68
                                         ==========                                   =========

    Viant recognizes stock-based compensation expense for stock options granted in accordance with the provisions of Accounting Principles Board Opinion
No. 25. Had compensation expense been

                               VIANT CORPORATION

14. STOCK OPTIONS (CONTINUED)
determined based on the fair value at the grant dates, consistent with the methodology prescribed under SFAS No. 123, Viant's pro forma net income (loss) would have been as follows:

                                                          YEARS ENDED
                                            ----------------------------------------
                                            DECEMBER 31,   DECEMBER 31,   JANUARY 1,
                                                2000           1999          1999
                                            ------------   ------------   ----------
Net income (loss):
  As reported.............................    $ (2,463)      $  1,411       $(6,487)
  Pro forma...............................     (67,092)       (11,000)       (6,632)
Net income (loss) per share:
  As reported
    Basic.................................       (0.05)          0.05         (0.88)
    Diluted...............................       (0.05)          0.04         (0.88)
  Pro forma
    Basic.................................       (1.40)         (0.40)        (0.90)
    Diluted...............................    $  (1.40)      $  (0.40)      $ (0.90)

    The following assumptions were used by Viant to determine the fair value of stock options granted uner the Black-Scholes options-pricing model for the years ended December 31, 2000, December 31, 1999 and January 1, 1999.

                                                  2000         1999        1998
                                                ---------   ----------   --------
Risk-free interest rate.......................    5.4%         5.9%        5.2%
Expected option life..........................   4 years     4 years     4 years
Expected volatility...........................   110.0%       115.6%       0.0%
Expected dividend yield.......................    0.0%         0.0%        0.0%

    Because additional stock options are expected to be granted each year and the pro forma net income (loss) only includes the effect of options granted in 2000, 1999 and 1998, the above pro forma disclosures are not representative of the pro forma effects on reported financial results for future years.

15. EMPLOYEE SAVINGS PLAN

    Viant's Retirement/Savings Plan (the "401(k) Plan") under Section 401(k) of the Internal Revenue Code covers all full-time employees. The 401(k) Plan allows eligible employees to make contributions up to a specified annual maximum contribution, as defined. Under the 401(k) Plan, Viant may, but is not obligated to, match a portion of the employee contributions up to a defined maximum. Viant did not contribute to the 401(k) Plan in 2000, 1999 or 1998.

16. INCOME TAXES

    For the year ended December 31, 2000, Viant had domestic and foreign income
(loss) before income taxes of $(325,000) and $1,310,000, respectively, and current federal, state and foreign tax provisions of $2,255,000, $821,000 and $372,000, respectively. For the year ended December 31, 1999, Viant had current federal and state tax provisions of $41,000 and $16,000, respectively. As a result of losses generated, Viant had no current or deferred tax provisions for the year ended January 1, 1999.

                               VIANT CORPORATION

16. INCOME TAXES (CONTINUED)
    Deferred tax assets consist of the following:

                                                              YEARS ENDED
                                                      ---------------------------
                                                      DECEMBER 31,   DECEMBER 31,
                                                          2000           1999
                                                      ------------   ------------
Deferred tax assets:
  Allowance for doubtful accounts...................     $1,240         $  423
  Accrued expenses..................................      1,978            247
  Loss carryforwards................................      1,988          4,929
  Deferred compensation.............................        514             --
  Investment impairment.............................      1,372             --
  Restructuring reserve.............................      1,230             --
  Tax credit carryforwards..........................        537             --
  Foreign loss carryforwards........................        324             --
  Other.............................................        272             --
                                                         ------         ------
  Gross deferred tax assets.........................      9,455          5,599
  Deferred tax asset valuation allowance............     (9,455)        (5,599)
                                                         ------         ------
Net deferred tax asset..............................     $   --         $   --
                                                         ======         ======

    Realization of deferred tax assets is contingent upon the generation of future taxable income. Due to the uncertainty of realization of these tax benefits, Viant has provided a valuation allowance for the full amount of its net deferred tax asset.

    At December 31, 2000, Viant had net operating loss carryforwards of approximately $4,872,000 available for federal purposes to reduce future taxable income. If not utilized, these carryforwards will expire at various dates ranging from 2011 to 2019. Under the provisions of the Internal Revenue Code, certain substantial changes in Viant's ownership may have limited, or may limit in the future, the amount of net operating loss carryforwards which could be utilized annually to offset future taxable income. The amount of any annual limitation is determined based upon Viant's value prior to an ownership change.

    At December 31, 2000, all of the net operating loss carryforwards available for federal income tax purposes relate to exercises of non-qualified stock options and disqualifying dispositions of incentive stock options, the tax benefit from which, if realized, will be credited to additional paid-in capital.

                               VIANT CORPORATION

16. INCOME TAXES (CONTINUED)
    Income taxes computed using the federal statutory income tax rate differs from Viant's effective tax rate as follows (in thousands):

                                                                          YEARS ENDED
                                                            ----------------------------------------
                                                            DECEMBER 31,   DECEMBER 31,   JANUARY 1,
                                                                2000           1999          1999
                                                            ------------   ------------   ----------
U.S. federal statutory rate...............................     $   345         $ 470        $(2,206)
State income tax, net of federal income tax effect........         169           119           (373)
Change in valuation allowance.............................       2,855          (647)         2,489
Permanent differences.....................................         252           115             --
Other.....................................................        (173)           --             90
                                                               -------         -----        -------
Provision for income taxes................................     $ 3,448         $  57        $    --
                                                               =======         =====        =======

17. SUBSEQUENT EVENT (UNAUDITED)

    On March 27, 2001, Viant announced that it was undertaking cost cutting measures to address the increasingly challenging demand environment. Viant reduced its overall headcount by 211 employees. Viant expects to take a restructuring charge in the first quarter of 2001 of approximately $13.0 to $17.0 million, which will consist primarily of severance and related expenses from the reduction in force, and other charges related to the closure of the San Francisco, Houston and Munich offices and office space consolidation elsewhere.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

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

ITEM 10. EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS OF THE REGISTRANT

    Our executive officers as of March 29, 2001 are as follows:

NAME                               AGE                          POSITION WITH VIANT
- ----                             --------                       -------------------
Robert L. Gett.................     50      President and Chief Executive Officer, and Director
Ben Levitan....................     39      Vice President and Chief Operating Officer
M. Dwayne Nesmith..............     38      Vice President and Chief Financial Officer
Christopher Newell.............     50      Vice President and Chief Knowledge Officer
Diane M. Hall..................     37      Vice President and Chief People Officer

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. Financial Statements

       See Index to Financial Statements at Item 8 on page 25 of this Annual Report on Form 10-K.

    2.  Financial Statement Schedules.

       The following financial statement schedules of Viant are filed as part of this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements:

                                                                PAGE
                                                              --------
REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT
  SCHEDULE                                                       47

II--VALUATION AND QUALIFYING ACCOUNTS                            48

    Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Financial Statements or notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Viant Corporation

    Our audits of the consolidated financial statements referred to in our report dated February 6, 2001 appearing on page 26 of this Annual Report on Form 10-K also included an audit of the Financial Statement Schedule listed in
Item 14 (a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Boston, Massachusetts
February 6, 2001

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                               VIANT CORPORATION

                                                 BALANCE AT
                                                BEGINNING OF   CHARGED TO                    BALANCE AT
DESCRIPTION                                        PERIOD      OPERATIONS   DEDUCTIONS(1)   END OF PERIOD
- -----------                                     ------------   ----------   -------------   -------------
Year ended January 1, 1999
Reserves and allowances deducted from asset
  accounts--Allowance for doubtful accounts...   $  313,000      612,000         16,000      $  909,000

Year ended December 31, 1999
Reserves and allowances deducted from asset
  accounts--Allowance for doubtful accounts...   $  909,000      231,000        136,000      $1,004,000

Year ended December 31, 2000
Reserves and allowances deducted from asset
  accounts--Allowance for doubtful accounts...   $1,004,000    4,247,000      2,227,000      $3,024,000

- ------------------------

(1) Doubtful accounts written off, net of recoveries.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized, in Boston, Massachusetts, on the 2nd day of April 2001.

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

    Pursuant to the requirements of the Securities Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated:

                   NAME                                       TITLE                         DATE
                   ----                                       -----                         ----
            /s/ ROBERT L. GETT
    ---------------------------------       President, Chief Executive Officer and      April 2, 2001
              Robert L. Gett                Director (Principal Executive Officer)

          /s/ M. DWAYNE NESMITH             Vice President and Chief Financial Officer
    ---------------------------------       (Principal Financial and Accounting         April 2, 2001
            M. Dwayne Nesmith               Officer)

          /s/ WILLIAM H. DAVIDOW
    ---------------------------------       Director                                    April 2, 2001
            William H. Davidow

           /s/ KEVIN W. ENGLISH
    ---------------------------------       Director                                    April 2, 2001
             Kevin W. English

         /s/ VENETIA KONTOGOURIS
    ---------------------------------       Director                                    April 2, 2001
           Venetia Kontogouris

          /s/ WILLIAM E. KELVIE
    ---------------------------------       Director                                    April 2, 2001
            William E. Kelvie

(a) Exhibits.

       EXHIBIT
       NUMBER                                 DESCRIPTION OF DOCUMENT
- ---------------------       ------------------------------------------------------------
         3.1a               Amended and Restated Certificate of Incorporation, as
                            amended by Certificate of Amendment, dated as of February 2,
                            2000, as currently in effect
         3.1b               Certificate of Amendment, dated as of February 2, 2000, as currently in effect
         3.2**              Bylaws of Registrant, as currently in effect
         4.1**              Form of Specimen Stock Certificate
         4.2**              Amended and Restated Shareholder Rights Agreement, dated as of November 13, 1998
        10.1**              [Intentionally omitted]
        10.2**              Form of Master Services Agreement
        10.3***             Master Services Agreement with BlueTape LLC, dated as of
                            June 21, 1998
        10.4***             License Agreement, including attachments, with BlueTape LLC, dated as of February 15, 1999
        10.5**              Key Employee Agreement with Robert Gett, dated as of
                            November 4, 1996; Confidential Information and Invention
                            Assignment Agreement with Robert Gett, dated as of November
                            4, 1996
        10.6**              Relocation Agreement and Employee Loan Agreement with
                            Richard Chavez, dated March 31, 1998
        10.7**              Form of Indemnification Agreement
        10.8**              1996 Stock Option Plan
        10.9**              1999 Amended and Restated Stock Option Plan
        10.10**             1999 Employee Stock Purchase Plan
        10.11**             Sublandlord's Consent to Assignment of Sublease, for
                            property located at 520 Madison Avenue, New York, New York dated as of March 6, 1997
        10.12**             Lease Agreement with Chelsea Green Associates, L.P., for
                            property located at 625 Avenue of the Americas, New York,
                            New York, dated July 28, 1997
        10.13**             Subordination, Nondisturbance and Attornment Agreement with
                            Lehman Brothers Holdings, Inc., for property located at 625
                            Avenue of the Americas, New York, New York dated August 26,
                            1997
        10.14**             First Amendment of Lease with Chelsea Green Associates,
                            L.P., for property located at 625 Avenue of the Americas,
                            New York, New York dated November 1997
        10.15**             Instruction Letter for Rental Payments, for 625 Avenue of
                            the Americas, New York, New York dated November 1997
        10.16**             Standard Form Commercial Lease with Lincoln Plaza Limited
                            Partnership, for property located at 89 South Street,
                            Boston, Massachusetts, dated May 2, 1997
        10.17**             Notice of Lease with Lincoln Plaza Limited Partnership, for property located at 89 South Street, Boston, Massachusetts, dated May 2, 1997
        10.18**             Subordination, Nondisturbance and Attornment Agreement with
                            Lincoln Plaza Limited Partnership and BHF-BANK
                            Aktiengesellschaft, for property located at 89 South Street,
                            Boston, Massachusetts, dated September 23, 1997
        10.19**             First Amendment to Lease with Lincoln Plaza Limited
                            Partnership, for property located at 89 South Street,
                            Boston, Massachusetts, dated as of October 1, 1998
        10.20**             Lease Agreement with Williams Worldwide for property located at 3130 Wilshire Boulevard, Santa Monica, California dated
                            March 1, 1999
        10.21**             Lease Agreement with CENTRUM G.S. LTD, for property located at 3102 Oak Lawn, Dallas, Texas, dated August 15, 1998
        10.22**             Lease Agreement with Zoro, LLC for property located at 699
                            Eighth Street, San Francisco, California, dated April 8,
                            1997

       EXHIBIT
       NUMBER                                 DESCRIPTION OF DOCUMENT
- ---------------------       ------------------------------------------------------------
        10.23**             First Addendum to Lease with Zoro, LLC for property located at 699 Eighth Street, San Francisco, California, dated April
                            1997
        10.24**             Month-to-Month Lease Agreement with Zoro, LLC for property located at 699 Eighth Street, San Francisco, California,
                            dated June 5, 1997
        10.25**             Office Lease with Zoro, LLC for property located at 699
                            Eighth Street, San Francisco, California, dated June 26,
                            1997
        10.26**             First Amendment to Office Lease with Zoro, LLC for property located at 699 Eighth Street, San Francisco, California,
                            dated October 14, 1997
        10.27**             Amendment to Lease with Zoro, LLC for property located at
                            699 Eighth Street, San Francisco, California, dated January
                            29, 1998
        10.28**             Subordination Agreement; Acknowledgment Of Lease Assignment,
                            Estoppel, Attornment and Non-Disturbance Agreement with
                            Zoro, LLC and Wells Fargo Bank, National Association, for
                            property located at 699 Eighth Street, San Francisco,
                            California, dated August 21, 1998
        10.29**             Summary Plan Description of Registrant's 401(k)
                            Retirement/Savings Plan
        10.30**             Master Lease Agreement and Addendum with Comdisco, Inc.,
                            dated March 25, 1998
        10.31**             Amended and Restated Loan and Security Agreement with
                            Venture Banking Group, dated as of March 25, 1998
        10.32**             First Amendment to Amended and Restated Loan and Security
                            Agreement with Venture Banking Group, dated as of April 7,
                            1999
        10.33**             Lease Agreement with Regus UK Ltd. for property located at upper ground floor (Room 29), Covent Garden, London WC2E
                            9RA, dated March 24, 1999
        10.34**             Lease Agreement with Regus UK Ltd. for property located at upper ground floor (Room 31), Covent Garden, London WC2E
                            9RA, dated March 24, 1999
        10.35**             Revocable License with OmniOffices, Inc. (Chicago-Loop) for property located at 10 South Riverside Plaza -- 18th Floor,
                            Chicago, Illinois, dated March 18, 1999
        10.36+              First Amendment to Office Building Lease Agreement with
                            CENTRUM G.S. LTD, effective as of August 15, 1999
        10.37+              Temporary Lease Agreement with River East Plaza, L.L.C. for property located at River East Plaza (Suite 650), dated
                            August 30, 1999
        11.1                Statement of Computation of Earnings per Share (This exhibit has been omitted because the information is shown in the
                            financial statements or notes thereto.)
        23.1                Consent of PricewaterhouseCoopers LLP
        24.1                Power of Attorney (contained in the signature page to this
                            Report).

- ------------------------

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