Form 10-Q
period 2001-03-31
VIANT CORP
filed 2001-05-15
CIK 1028122

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER: 0-26303

VIANT CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	77-0427302
(State or Other Jurisdiction	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

89 SOUTH STREET, BOSTON, MA	02111
(Address of Principal Executive Offices)	(Zip Code)

617-531-3700
(Registrant's Telephone Number, Including Area Code)

             Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐.

             As of May 11, 2001 there were 50,240,905 shares of Common Stock, $.001 par value, outstanding.

VIANT CORPORATION

Form 10-Q
Table of Contents

March 31, 2001

PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Consolidated Statement of Operations for the Three Months Ended March 31, 2001 and 2000

Consolidated Balance Sheet as of March 31, 2001 and December 31, 2000

Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2001 and 2000

Notes to Consolidated Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Changes in Securities and Use of Proceeds

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 6.	Exhibits and Report on Form 8-K

Signatures

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

VIANT CORPORATION
STATEMENT OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended
	March 31,	March 31,
	2001	2000
Net revenues	$14,286	$30,588

Operating expenses:
Professional services	13,276	12,616
Sales and marketing	2,363	3,417
General and administrative	12,148	9,621
Research and development	581	1,609
Restructuring	16,747	-

Total operating expenses	45,115	27,263

Income (loss) from operations	(30,829)	3,325
Interest and other income (expense), net	1,350	2,238

Net income (loss)	$(29,479)	$5,563

Net income (loss) per share:

Basic	$(0.59)	$0.12
Diluted	$(0.59)	$0.10

Shares used in computing net income (loss) per share:

Basic	50,053	46,680
Diluted	50,053	55,721

The accompanying notes are an integral part of these consolidated financial statements.

VIANT CORPORATION
CONSOLIDATED BALANCE SHEET
(IN THOUSANDS, EXCEPT SHARE DATA)
(UNAUDITED)

	March 31,	December 31,
ASSETS	2001	2000

Current assets:
Cash and cash equivalents	$104,202	$141,629
Short-term investments	67,640	43,758
Accounts receivable, net	11,481	22,366
Prepaid expenses and other current assets	3,333	3,910
Total current assets	186,656	211,663
Property and equipment, net	15,933	15,300
Long-term investments	1,038	1,038
Other assets	3,772	3,681
Total assets	$207,399	$231,682

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of capital lease obligations	$696	$678
Accounts payable	4,136	6,109
Accrued expenses	8,497	15,503
Restructuring reserve	14,906	5,174
Deferred revenues	3,756	5,680
Total current liabilities	31,991	33,144
Capital lease obligations, net of current portion	674	855
Restructuring reserve, net of current portion	6,165	-
Total liabilities	38,830	33,999

Stockholders' equity:
Preferred stock, $0.001 par value; Authorized: 5,000,000 shares;
Issued and outstanding: no shares at March 31, 2001 and December 31, 2000	-	-
Common stock, $0.001 par value;
Authorized: 200,000,000 shares at March 31, 2001 and December 31, 2000 Issued and outstanding: 51,156,883 and 50,131,883 at March 31, 2001 and 50,977,702 and 49,952,702 at December 31, 2000, respectively	51	51
Additional paid-in capital	216,823	219,528
Treasury stock, at cost	(5,049)	(5,049)
Deferred compensation	-	(2,958)
Accumulated other comprehensive income	179	67
Accumulated deficit	(43,435)	(13,956)
Total stockholders' equity	168,569	197,683
Total liabilities and stockholders' equity	$207,399	$231,682

The accompanying notes are an integral part of these consolidated financial statements.

VIANT CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(IN THOUSANDS) (UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,	MARCH 31,
	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(29,479)	$5,563
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,510	741
Write-down of investments	971	-
Stock-based compensation expense	42	250
Changes in operating assets and liabilities:
Accounts receivable	10,885	(5,944)
Prepaid expenses and other assets	486	425
Accounts payable	(1,973)	1,022
Accrued expenses	(7,006)	(2,529)
Restructuring reserve	15,897	-
Deferred revenues	(1,924)	3,539

Net cash (used in) provided by operating activities	(10,591)	3,067

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(55,513)	(43,050)
Maturities of short-term investments	31,631	113,511
Purchases of long-term investments	(971)	(18,479)
Purchases of property and equipment	(2,143)	(1,914)

Net cash (used in) provided by investing activities	(26,996)	50,068

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	211	996
Principal payments on capital lease obligations	(163)	(147)

Net cash provided by financing activities	48	849

Effect of exchange rate changes on cash and cash equivalents	112	8

Net (decrease) increase in cash and cash equivalents	(37,427)	53,992
Cash and cash equivalents at beginning of period	141,629	66,450
Cash and cash equivalents at end of period	$104,202	$120,442

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest	$40	$61

The accompanying notes are an integral part of these consolidated financial statements.

VIANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION

             The accompanying unaudited consolidated financial statements have been prepared by Viant Corporation ("Viant" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2000 included in the Company's Form 10-K, filed April 2, 2001 (File No. 0-26303).  The accompanying unaudited consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three month period ended March 31, 2001 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

             During 2000, Viant changed its fiscal year to coincide with the calendar year. Prior to this change, Viant’s fiscal year was the 52-week period ending on the Friday nearest to the last day of December of that year. Within that fiscal year, Viant’s quarterly periods were the 13 week periods ending on the Friday nearest to the last day of March, June and September.  All references herein to the quarterly results of operations for 2000 are the actual operating results for the 13 week period ending on the Friday nearest to the last day of the quarter.

2. EARNINGS (LOSS) PER SHARE

             Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted income (loss) per common share reflects the maximum dilution that would have resulted from the assumed exercise and share repurchase related to dilutive stock options and is computed by dividing net income (loss) by the weighted average number of common shares and all dilutive securities outstanding. For the three months ended March 31, 2001, the calculation of diluted net loss per common share does not include 1.6 million potential shares of common stock equivalents as their inclusion would be anti-dilutive.

3. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Viant considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents. All other investments with original maturities between 91 and 360 days are classified as short-term investments because they are liquid and are available to meet working capital needs. Short-term investments are classified as held-to-maturity securities and are recorded at amortized cost. Investments with original maturities greater than one year are classified as long-term investments. At March 31, 2001 and December 31, 2000, Viant’s short-term investments consisted primarily of certificates of deposit, U.S. Government-backed securities, money market funds secured by U.S. Government-backed securities, commercial paper and high grade corporate debt obligations. At March 31, 2001, cash and cash equivalents include $6.1 million, which collateralizes outstanding letters of credit.

4. LONG-TERM INVESTMENTS

             Investments in entities in which Viant has an equity interest of less than 20% and through which the company does not have the ability to exercise significant influence are classified as long-term investments. At March 31, 2001 and December 31, 2000, all of Viant's long-term investments consisted of investments accounted for under the cost method. At each balance sheet date, Viant assesses the value of its cost-based investments and recognizes any identified impairment.  During the three months ended March 31, 2001, Viant recorded a charge of $1.0 million for a note receivable from a potential strategic partner which Viant now believes is uncollectible.

5. RESTRUCTURING

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

             On March 27, 2001, Viant announced that it was undertaking additional cost cutting measures to address the increasingly challenging demand environment.  Viant recorded additional restructuring costs of $16.7 million in the three months ended March 31, 2001 consisting of $4.1 million for headcount reductions, $11.6 million for consolidation of facilities and related fixed assets and $1.0 million of other restructuring related charges.  The charges related to consolidation of facilities includes $6.5 million as an update to the fourth quarter estimated restructure reserve.  This change in estimate is the result of the significant softening in the overall commercial real estate market.  This plan resulted in headcount reduction of 211 employees, which was made up of 152 professional services and 59 enterprise services staff.  The reduction in force was primarily the result of the closing of the Houston, San Francisco and Munich offices.

             Restructuring reserve activities during the three months ended March 31, 2001 were as follows (in thousands):

	Balance			Balance
	December 31, 2000	Expense	Utilization	March 31, 2001

Severance and benefits	$1,135	$4,128	$(820)	$4,443
Facilities	3,786	11,578	(23)	15,341
Other	253	1,041	(7)	1,287
Total	$5,174	$16,747	$(850)	$21,071

6. COMPREHENSIVE INCOME

             Total comprehensive income, which was comprised of net income (loss) and foreign currency translation adjustments, was $(29,367,000) and $5,571,000 for the three months ended March 31, 2001 and 2000, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF VIANT SHOULD BE READ IN CONJUNCTION WITH VIANT'S UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, INCLUDED ELSEWHERE IN THIS REPORT AND WITH THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000. EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE DISCUSSION IN THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE EXCHANGE ACT OF 1934. THESE STATEMENTS INVOLVE RISKS, UNCERTAINTIES AND ASSUMPTIONS AS TO SUCH MATTERS AS VIANT'S PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS. THE CAUTIONARY STATEMENTS MADE IN THIS REPORT SHOULD BE READ AS BEING APPLICABLE TO ALL RELATED FORWARD-LOOKING STATEMENTS WHEREVER THEY APPEAR IN THIS REPORT. VIANT'S ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE, ACHIEVEMENTS AND REPORTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED BELOW. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED IN "FACTORS AFFECTING VIANT'S OPERATING RESULTS, BUSINESS PROSPECTS AND MARKET PRICE OF STOCK," AS WELL AS THOSE DISCUSSED ELSEWHERE HEREIN. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE MADE AS OF THE DATE HEREOF, BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE THEREOF, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS.

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

             Viant derives substantially all of its revenues from services performed on a fixed-price, fixed-time basis, however, as the demand for professional services has declined, clients demand for time and materials projects has increased. This trend could have a downward effect on our margins and net revenues over time. Viant generally enters into a Master Services Agreement with its clients which establishes the legal and general business terms of the relationship. As specific engagements are identified, the Company and the client then enter into separate statements of work which outline the time frame and fees applicable to the specific engagement. Typically these engagements are of a short predetermined time frame, generally lasting three to six months. To determine the proposed fixed price for an engagement, Viant uses an estimation process which takes into account the type and overall complexity of the project, the anticipated number of consultants needed and their associated billing rates, and the estimated duration of and risks associated with the engagement. All fixed-price proposals are approved by a member of Viant’s senior management team. Revenues from fixed-price engagements are recognized using the percentage of completion method (based on the ratio of costs incurred to the total estimated project costs), provided that persuasive evidence of the arrangement exists, fees are fixed or determinable and collection is reasonably assured. Project costs are based on the direct payroll and associated fringe benefits of the consultants on the engagement. Finance department personnel meet regularly with project managers to ensure that the budgeted costs to complete, which are used to calculate revenue recognition, reflect the actual status of the project and the anticipated costs to complete. Provisions for estimated losses on contracts are made during the period in which such losses become probable and can be reasonably estimated. To date, such losses have not been significant. Viant reports revenue net of reimbursable expenses.

             Our revenue is derived from professional services. Although we have historically experienced growth in our revenues, the market for our professional services has declined significantly and sales cycles have lengthened. As a result of these effects, our net revenues for the first quarter of 2001 decreased by 53% as compared to our net revenues for the first quarter of 2000.

             Viant’s revenues and earnings may fluctuate from quarter to quarter based on such factors within and outside its control, including: the variability in market demand for the Internet and for professional services, the length of the sales cycle associated with our service offerings, the number, size and scope of our projects, and the efficiency with which we utilize our employees. See ‘‘FactorsAffecting Viant’s Operating Results, Business Prospects and Market Price of Stock—Fluctuations in our quarterly revenues and operating results may lead to reduced prices for our stock.’’ Viant does not track backlog information. Any information regarding anticipated future revenue from clients would not be meaningful and potentially misleading.

             The number of Viant employees decreased from 621 as of December 31, 2000 to 418 employees as of March 31, 2001.  On March 27, 2001, Viant announced an additional reduction in force of approximately 38%.  Personnel compensation and facilities costs represent a high percentage of Viant's operating expenses and are relatively fixed in advance of each quarter.  Accordingly, if revenues do not adequately  support Viant’s current cost structure, Viant's liquidity, business, financial condition or results of operations could be materially and adversely affected.

             During 2000, Viant changed its fiscal year to coincide with the calendar year. Prior to this change, Viant’s fiscal year was the 52-week period ending on the Friday nearest to the last day of December of that year. Within that fiscal year, Viant’s quarterly periods were the 13 week periods ending on the Friday nearest to the last day of March, June and September.  All references herein to the quarterly results of operations for 2000 are the actual operating results for the 13 week period ending on the Friday nearest to the last day of the quarter.

OPERATING AND OTHER EXPENSES

             Viant’s professional services expenses consist primarily of compensation and benefits for employees engaged in the delivery of professional services and non-reimbursable expenses related to client projects. Sales and marketing expenses consist primarily of compensation, benefits and travel costs for employees in the sales and marketing groups, marketing program costs and an allocation of facilities costs. General and administrative expenses consist primarily of compensation, benefits and travel costs for employees in Viant’s management, human resources, finance and administration groups, and facilities costs not allocated to sales and marketing or research and development. Research and development expenses consist primarily of compensation, benefits and an allocation of facilities costs for employees associated with Viant’s innovation groups. Interest and other income (expense), net consists primarily of interest earned on cash and cash equivalents and short and long term investments, interest paid on capital lease obligations and the write-down of long term investments.

RESULTS OF OPERATIONS

             The following table sets forth the percentage of revenues of certain items included in the Company's consolidated statements of operations:

VIANT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS PERCENTAGES

	Three Months Ended
	March 31, 2001	March 31, 2000
Net revenues	100%	100%

Operating expenses:
Professional services	93	41
Sales and marketing	17	11
General and administrative	85	32
Research and development	4	5
Restructuring	117	-

Total operating expenses	316	89

Income (loss) from operations	(216)	11
Interest and other income (expense), net	10	7

Net income (loss)	(206)%	18%

COMPARISON OF THE QUARTERS ENDED MARCH 31, 2001 AND MARCH 31, 2000

             NET REVENUES. Revenues decreased 53% from $30.6 million for the first quarter of 2000 to $14.3 million for the first quarter of 2001. The decrease in net revenues reflects an overall decrease in demand for professional services, variability in market demand for the Internet and a decrease in the number, size and scope of our projects.  We believe that period-to-period comparisons of our operating results are not necessarily meaningful. Revenues derived from Viant's three largest clients, as a percentage of total net revenues, increased to 36% for the first quarter of 2001 from 25% for the first quarter of 2000.

             PROFESSIONAL SERVICES. Professional services expense increased 5% from $12.6 million for the first quarter of 2000 to $13.3 million for the first quarter of 2001. This increase was primarily due to an increase in the number of professional services personnel employed by Viant during the first three quarters of 2000, offset by an overall reduction in force as the result of the restructuring which occurred in December 2000. Professional services expense increased as a percentage of revenues from 41% for the first quarter of 2000 to 93% for the first quarter of 2001. This increase was primarily the result of an overall decrease in revenue during the quarter in conjunction with the residual expenses resulting from the increased hiring during the first three quarters of 2000.

             SALES AND MARKETING.  Sales and marketing expense decreased 31%, from $3.4 million in the first quarter of 2000 to $2.4 million for the first quarter of 2001. This decrease was primarily attributable to a decrease in the number of sales and marketing personnel employed by Viant and a decrease in Viant's marketing and branding efforts. Viant expects that the dollar amount of sales and marketing expenses will increase due to the hiring and retention of additional sales professionals. Sales and marketing expense increased as a percentage of revenues from 11% for the first quarter of 2000 to 17% for the first quarter of 2001. This increase was due to lower revenues generated per sales employee and an overall decrease in revenues for the first quarter of 2001 versus the same period in 2000.

             GENERAL AND ADMINISTRATIVE General and administrative expense increased 26%, from $9.6 million in the first quarter of 2000 to $12.1 million for the first  quarter of 2001. This increase was the result of an increase in facilities and infrastructure costs and in the number of employees in Viant's management, human resources, recruiting and finance and administration groups hired during the first three quarters of 2000, offset by the reduction in force as a result of the restructuring in December 2000.  General and administrative expense increased as a percentage of revenues from 32% for the first quarter of 2000 to 85% for the first quarter of 2001. This increase was primarily the result of an overall decrease in revenue during the quarter in conjunction with the residual expenses resulting from an increase in infrastructure support costs during the first three quarters of 2000.

             RESEARCH AND DEVELOPMENT. Research and development expense decreased 64%, from $1.6 million in the first quarter of 2000 to $0.6 million for the first quarter of 2001. This decrease was primarily the result of a decrease in the number of research and development personnel employed by Viant and an overall decrease in research and development efforts. Research and development expense decreased as a percentage of revenue from 5% for the first quarter of 2000 to 4% for the first quarter of 2001. This decrease was primarily the result of a decrease in research and development personnel and expense consistent with an overall decrease in revenue.

             RESTRUCTURING.  On March 27, 2001, Viant announced that it was undertaking additional cost cutting measures to address the increasingly challenging demand environment.  As a result of this announcement and updating its fourth quarter 2000 restructuring estimates, Viant recorded additional restructuring costs of $16.7 million, consisting of $4.1 million for headcount reductions, $11.6 million for consolidation of facilities and related fixed assets and $1.0 million of other restructuring related charges.

             INTEREST AND OTHER INCOME (EXPENSE), NET. Interest and other income (expense), net decreased 40%, from $2.2 million in the first quarter of 2000 to $1.4 million in the first quarter of 2001. This decrease is primarily the result of a decrease in income from the investment of proceeds from Viant's initial public offering and secondary offering due to declining interest rates and the use of these funds for operations, as well as the write off of $1.0 million for a note receivable from a potential strategic partner which Viant now believes is uncollectible.

LIQUIDITY AND CAPITAL RESOURCES

             Since inception, Viant has funded its operations and investments in property and equipment through private and public equity financings, bank borrowings and capital lease financing arrangements. Viant's cash and cash equivalents and short-term investments decreased from $185.4 million at December 31, 2000 to $171.8 million as of March 31, 2001.

             Cash used by operations during the three months ended March 31, 2001 was $10.6 million, primarily due to operating losses and a decrease in accrued expenses, partially offset by, a decrease in  accounts receivable, and an increase in the restructuring accrual.  Cash used by investing activities during this period was $27.0 million, primarily due to the purchase of short term investments, net of purchases of property and equipment.

             Viant has a $3.2 million capital lease facility with a leasing company that is secured by the capital assets purchased with the borrowings. Outstanding borrowings under the above credit facility totaled $1.4 million as of March 31, 2001.

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

Our Revenues Could Be Negatively Affected by the Loss of a Major Client

We derive a significant portion of our revenues from large projects for a limited number of clients.  The loss of any major client could dramatically reduce our revenues. For the period ended March 31, 2001, our five largest clients accounted for approximately 52% of our revenues. During this period three clients accounted for more than 10% of our revenues and nine clients each accounted for more than 5% of our revenues. In the first quarter of 2000, our five largest clients accounted for approximately 37% of our revenues. During such period no clients accounted for more than 10% or our revenues and six clients each accounted for more than 5% of our revenues.

Fluctuations in our Quarterly Revenues and Operating Results May Lead to Reduced Prices for our Stock

We believe that period-to-period comparisons of our operating results are not necessarily meaningful. You should not rely upon these comparisons or existing statements made by the Company regarding our ability to sustain revenue growth as actual indicators of future performance. Moreover, if our operating results in any future period fall below the expectations of securities analysts and investors, whether these expectations are based upon such comparisons or statements, the market price of our securities would likely decline. For example, on August 31, 2000 we pre-announced to the public that we expected our revenue and per share earnings for the third quarter of 2000 to be less than the market’s expectations. As a result of this pre-announcement, the market price of our securities declined by approximately 40% the following day.  Factors that have caused our results to fluctuate in the past and which are likely to affect us in the future include the following:

• variability in market demand for the Internet and for professional services;
• length of the sales cycle associated with our service offerings;
• the number, size and scope of our projects
• the efficiency with which we utilize our employees, including our ability to transition employees from completed engagements to new engagements and our ability to effectively capture additional client projects
• the ability of Internet-based start-ups to obtain venture capital funding and pay their current obligations to us

In addition, other factors may also affect us, including:

• the introduction of new services by our competitors;
• changes in pricing policies by our competitors; and
• our ability to attract and retain clients.

Some of these factors are within our control and others are outside our control.

The Professional Services Market is Highly Competitive and Has Low Barriers to Entry. If We Cannot Effectively Compete, Our Revenues May Decline

The professional services market is intensely competitive. We expect competition to intensify even further as this market evolves. Many of our competitors have longer operating histories, more clients, longer relationships with their clients, greater brand or name recognition and significantly greater financial, technical, marketing and public relations resources than we do. As a result, our competitors may be in a stronger position to respond quickly to new or emerging technologies and changes in client requirements. They may also develop and promote their products and services more effectively than we do.  There are relatively low barriers to entry into the professional services market. In addition, we do not own any patented technology that stops competitors from entering the professional services market r from providing services similar to ours. As a result, new and unknown market entrants pose a threat to our business. Current or future competitors may develop or offer services that are comparable or superior to ours at a lower price, which could significantly decrease our revenues.

Our Business Will Be Negatively Affected If We Do Not Keep up with the Internet’s Rapid Technological Change, Evolving Industry Standards and Changing Client Requirements

The professional services market is characterized by rapidly changing technology, evolving industry standards and changing client needs. Accordingly, our future success will depend, in part, on our ability to meet these challenges. Among the most important challenges facing us are the need to:

• effectively use leading technologies;
• continue to develop our strategic and technical expertise;
• influence and respond to emerging industry standards and other technological changes;
• enhance our current services;
• develop new services that meet changing customer needs; and
• advertise and market our services.

All of these challenges must be met in a timely and cost-effective manner. We cannot assure you that we will succeed in effectively meeting these challenges and our failure to do so could harm our business results.

Our Revenues May Decrease If Growth in the Use of the Internet Declines

Our business is dependent upon continued growth in the use of the Internet by our clients, prospective clients and their customers and suppliers. Published reports indicate that capacity constraints caused by growth in Internet usage may, unless resolved, impede further growth in Internet use. If the number of users on the Internet does not increase and commerce over the Internet does not become more accepted and widespread, demand for our services may decrease and, as a result, ourrevenues would decline. The factors that may affect Internet usage or electronic commerce adoption include:

• actual or perceived lack of security of information;
• lack of access and ease of use;
• congestion of Internet traffic;
• inconsistent quality of service;
• increases in access costs to the Internet;
• excessive governmental regulation;
• uncertainty regarding intellectual property ownership;
• reluctance to adopt new business methods; and
• costs associated with the obsolescence of existing infrastructure.

We May Face Intellectual Property Claims that May Be Costly to Resolve or Limit Our Ability to Use Intellectual Property in the Future

We are obligated under some agreements to indemnify other parties as a result of claims that we infringe on the proprietary rights of third parties. Although we do not believe that the solutions that we develop for clients infringe on any third-party proprietary rights, we cannot assure you that third parties will not assert infringement claims against us in the future or that these claims will not be successful.  We could incur substantial costs and diversion of management resources to defend any claims relating to proprietary rights. These costs and diversions could cause our business results to suffer. If any party asserts a claim against us relating to proprietary technology or information, we may need to obtain licenses to the disputed intellectual property. We cannot assure you, however, that we will be able to obtain these licenses on commercially reasonable terms or that we will be able to obtain any licenses at all. The failure to obtain necessary licenses or other rights could cause our business results to suffer.  Our business often involves the development of software applications for specific client engagements. We generally retain the right to use any intellectual property that is developed during a client engagement that is of general applicability and is not specific to the client’s project. We also develop software applications for our own internal use and we retain ownership of these applications.  There can be no assurance that clients will not demand assignment of ownership or restrictions on our use of the work that we produce for clients in the future. Issues relating to the ownership of and rights to use software can be complicated and there can be no assurance that disputes will not arise that affect our ability to reuse this software which could harm our business results.

The Reorientation of our Business Model Along Vertical Market Segments Could Negatively Affect our Business Results

Our revised business model is being reoriented to focus on certain identified vertical market segments, as evidenced by our Media and Entertainment and Financial Services practice groups. We believe that this alteration of our business model has certain risks including the following:

• difficulty in transitioning and organizing our resources into vertical practice groups;
• expense in developing or obtaining the appropriate people and skill sets to serve the specialized demands of the segments;
• expense in obtaining relevant segment knowledge; and
• inability to establish vertical practice groups in additional market segments;
• reliance upon industries in a few specified segments.

Difficulties Presented by International Factors Could Negatively Affect Our Business

We believe that we will face certain risks in doing business abroad that we do not face domestically. Among the international risks we believe are most likely to affect us are:
• difficulties in staffing and managing international operations;
• longer payment cycles;
• problems in collecting accounts receivable;
• international currency issues, including fluctuations in currency exchange rates and the conversion to the euro by all countries of the European Union by year end 2003; and
• restrictions on the import and export of sensitive U.S. technologies, such as data security and encryption technologies that we may wish to use in solutions we develop for customers.

             Any of these factors or other factors not enumerated here could damage our business results.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

             From time to time, Viant may be involved in litigation incidental to the conduct of its business. On March 21, 2001, pursuant to the terms of our Master Services Agreement, we received a demand for arbitration from a client, Groceryworks.com, Inc.; a Texas-based provider of at-home groceries. Groceryworks contends that Viant failed to provide the quality of work necessary for the  engagements and that it failed to meet its commitments under the statements of work or the Master Services Agreement. Viant denies Groceryworks’ allegations, believes that they are without merit and intends to defend itself vigorously in the arbitration.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

             The following information is provided as an amendment to the initial report regarding the use of proceeds from the sale of common stock under the Company's Registration Statement on Form S-1 (SEC file number 333-76049), which was declared effective on June 17, 1999. The information provided is for the period from June 18, 1999 through March 31, 2001.

             For the period ending March 31, 2001, the Company’s cash balance was $171,842,000, exceeding proceeds from its Initial Public Offering and Secondary Offering in 1999, totaling $170,452,000. Viant's proceeds from its initial public offering and secondary offering were invested primarily in certificates of deposit and short-term, high grade commercial paper, U.S. government backed securities and long-term high grade corporate debt obligations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

             Our exposure to market risk relates primarily to our investment portfolio, and the effect that changes in interest rates would have on that portfolio.  Our investment portfolio includes:

•  Cash and cash equivalents, which consist of financial instruments with purchased maturities of three months or less; and

•  Short-term investments, which consist of financial instruments that meet the high quality standards specified in our investment policy.

             We do not use derivative financial instruments for speculative or trading purposes. Due to the short duration of the financial instruments we invest in, we do not expect that an increase in interest rates would result in any material loss to our investment portfolio.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

             (a)  Exhibits

                     None

             (b)  Reports on Form 8-k

             The Company filed the following reports on Form 8-k during the three months ended March 31, 2001:

             A report on From 8-k, Item 8, filed on February 9, 2001, as to a change to the Registrant’s fiscal year-end date; and

             A report on Form 8-k, Item 5, filed on March 27, 2001, as to the adoption by the Registrant’s board of directors of a Preferred Stock Rights Agreement.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIANT CORPORATION

By /s/ Robert L. Gett

Robert L. Gett
President and Chief Executive Officer
Director

Date: May 15, 2001

By /s/ M. Dwayne Nesmith

M. Dwayne Nesmith
Vice President and
Chief Financial Officer

Date: May 15, 2001