Form 10-Q
period 2001-06-30
VIANT CORP
filed 2001-08-14
CIK 1028122

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001 OR

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

             As of August 10, 2001 there were 50,489,616 shares of Common Stock, $.001 par value, outstanding.

VIANT CORPORATION

Form 10-Q
Table of Contents

June 30, 2001

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

VIANT CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2001	2000	2001	2000

Net revenues	$9,515	$38,545	$23,801	$69,133

Operating expenses:
Professional services	8,760	14,925	22,036	27,541
Sales and marketing	2,159	3,955	4,522	7,372
General and administrative	9,520	13,863	21,668	23,484
Research and development	393	1,496	974	3,105
Restructuring	-	-	16,747	-

Total operating expenses	20,832	34,239	65,947	61,502

Income (loss) from operations	(11,317)	4,306	(42,146)	7,631
Interest and other income (expense), net	1,329	3,451	2,679	5,689

Income (loss) before taxes	(9,988)	7,757	(39,467)	13,320
Provision for income taxes	-	1,473	-	1,473

Net income (loss)	$(9,988)	$6,284	$(39,467)	$11,847

Net income (loss) per share:

Basic	$(0.20)	$0.13	$(0.79)	$0.25
Diluted	$(0.20)	$0.11	$(0.79)	$0.22

Shares used in computing net income (loss) per share:

Basic	50,316	47,500	50,185	47,090
Diluted	50,316	55,276	50,185	54,715

The accompanying notes are an integral part of these consolidated financial statements.

VIANT CORPORATION
CONSOLIDATED BALANCE SHEET
(IN THOUSANDS, EXCEPT SHARE DATA)
(UNAUDITED)

	June 30,	December 31,
ASSETS	2001	2000

Current assets:
Cash and cash equivalents	$87,476	$141,629
Short-term investments	68,514	43,758
Accounts receivable, net	10,361	22,366
Prepaid expenses and other current assets	4,032	3,910

Total current assets	170,383	211,663
Property and equipment, net	12,800	15,300
Long-term investments	539	1,038
Other assets	3,770	3,681

Total assets	$187,492	$231,682

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of capital lease obligations	$838	$678
Accounts payable	2,631	6,109
Accrued expenses	7,121	15,503
Restructuring reserve	10,808	5,174
Deferred revenues	2,350	5,680

Total current liabilities	23,748	33,144
Capital lease obligations, net of current portion	365	855
Restructuring reserve, net of current portion	4,407	-

Total liabilities	28,520	33,999

Stockholders' equity:
Preferred stock, $0.001 par value;
Authorized: 5,000,000 shares at June 30, 2001 and December 31, 2000 Issued and outstanding: no shares at June 30, 2001 and December 31, 2000	-	-
Common stock, $0.001 par value;
Authorized: 200,000,000 shares at June 30, 2001 and December 31, 2000 Issued and outstanding: 51,485,519 and 50,460,519 at June 30, 2001 and 50,977,702 and 49,952,702 at December 31, 2000, respectively	51	51
Additional paid-in capital	217,123	219,528
Treasury stock, at cost	(5,049)	(5,049)
Deferred compensation	-	(2,958)
Accumulated other comprehensive income	270	67
Accumulated deficit	(53,423)	(13,956)

Total stockholders' equity	158,972	197,683

Total liabilities and stockholders' equity	$187,492	$231,682

The accompanying notes are an integral part of these consolidated financial statements.

VIANT CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	SIX MONTHS ENDED

	June 30,	June 30,
	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(39,467)	$11,847
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:

Tax benefit from disqualifying dispositions	-	1,473
Depreciation	3,036	1,709
Loss on disposal of fixed assets	1,237	-
Write-down of investments	1,471	-
Stock-based compensation expense	42	822
Changes in operating assets and liabilities:
Accounts receivable, net	12,005	(12,180)
Prepaid expenses and other assets	(211)	225
Accounts payable	(3,478)	2,804
Accrued expenses	(8,382)	1,820
Restructuring reserve	10,680	-
Deferred revenues	(3,330)	2,765

Net cash (used in) provided by operating activities	(26,397)	11,285

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(60,725)	(65,892)
Maturities of short-term investments	35,969	137,287
Purchases of long-term investments	(971)	(21,199)
Proceeds from sale of fixed assets	90	-
Purchases of property and equipment	(2,503)	(5,004)

Net cash (used in) provided by investing activities	(28,140)	45,192

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	511	4,877
Principal payments on capital lease obligations	(330)	(296)

Net cash provided by financing activities	181	4,581

Effect of exchange rate changes on cash and cash equivalents	203	24

Net (decrease) increase in cash and cash equivalents	(54,153)	61,082
Cash and cash equivalents at beginning of period	141,629	66,450

Cash and cash equivalents at end of period	$87,476	$127,532

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest	$77	$53

The accompanying notes are an integral part of these consolidated financial statements.

VIANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION

             The accompanying unaudited consolidated financial statements have been prepared by Viant Corporation ("Viant" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2000 included in the Company's Form 10-K, filed April 2, 2001 (File No. 0-26303).  The accompanying unaudited consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and six month period ended June 30, 2001 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

             Viant derives substantially all of its revenues from the performance of professional services under contracts either on a fixed-price or time and materials basis.  Revenues from time and materials service contracts are recognized as the services are provided. Revenues from fixed-price engagements are recognized using the percentage of completion method (based on the ratio of costs incurred to the total estimated project costs). Project costs are based on the direct payroll and associated fringe benefits of the consultants on the engagement plus all direct expenses incurred to complete the engagement that are not reimbursed by the client. Finance department personnel meet regularly with project managers to discuss the status of the projects and, for fixed-price engagements, the finance department is updated on  the budgeted costs to complete the project. These budgets are then used to calculate revenue recognition and to estimate the anticipated income or loss on the project. Provisions for estimated losses on contracts are made during the period in which such losses become probable and can be reasonably estimated. To date, such losses have not been significant. Viant reports revenue net of reimbursable expenses.

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

2.          EARNINGS (LOSS) PER SHARE

             Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted income (loss) per common share reflects the maximum dilution that would have resulted from the assumed exercise and share repurchase related to dilutive stock options and is computed by dividing net income (loss) by the weighted average number of common shares and all dilutive securities outstanding. For the three and six months ended June 30, 2001, the calculation of diluted net loss per common share does not include 0.4 and 0.8 million, respectively, potential shares of common stock equivalents as their inclusion would be anti-dilutive.

3.          CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Viant considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents. All other investments with original maturities between 91 and 360 days are classified as short-term investments because they are liquid and are available to meet working capital needs. Short-term investments are classified as held-to-maturity securities and are recorded at amortized cost. At June 30, 2001 and December 31, 2000, Viant’s short-term investments consisted primarily of certificates of deposit, U.S. Government-backed securities, money market funds secured by U.S. Government-backed securities, commercial paper and high grade corporate debt obligations. At June 30, 2001, cash and cash equivalents include $6.1 million, which collateralizes outstanding letters of credit.

4.          LONG-TERM INVESTMENTS

             Investments in entities in which Viant has an equity interest of less than 20% and through which Viant does not have the ability to exercise significant influence are classified as long-term investments. At June 30, 2001 and December 31, 2000, all of Viant's long-term investments consisted of investments accounted for under the cost method. At each balance sheet date, Viant assesses the value of its cost-based investments and recognizes any identified impairment.  During the six months ended June 30, 2001, Viant recorded a charge of $1.5 million, of which $1.0 million, recorded in the first quarter of 2001, was for a note receivable from a potential strategic partner which Viant believes is uncollectible and $0.5 million, recorded in the second quarter of 2001, was to account for an impairment in certain of its cost-based investments.

5.          SEGMENTS AND GEOGRAPHIC INFORMATION

             Viant engages in business activities in one operating segment, which provides professional services to global companies that seek to solve complex business problems with digital solutions.  Revenues from and long-lived assets at Viant's international operations in London and Munich are not signigicant for the periods reported.

6.          RESTRUCTURING

             In December 2000, Viant recorded restructuring and other related charges of $6.0 million, consisting of $1.7 million for headcount reductions, $4.0 million for closure and consolidation of facilities and related fixed assets, and $0.3 million of other related restructuring charges.  The $40 million for facilities costs represents future minimum facility lease payments net of amounts estimated to be received for subleases. The plan resulted in headcount reduction of 125 employees, which was made up of 99 professional services staff and 26 enterprise services staff. Many of the positions that were eliminated related to the closure of the Dallas, Texas office.

             On March 27, 2001, Viant announced that it was undertaking additional cost cutting measures to address the increasingly challenging demand environment.  Viant recorded additional restructuring costs of $16.7 million in the three months ended March 31, 2001 consisting of $4.1 million for headcount reductions, $11.6 million for consolidation of facilities and related fixed assets and $1.0 million of other restructuring related charges.  The $11.6 million for facilities costs represents future minimum facility lease payments net of amounts estimated to be received for subleases.  The charges related to consolidation of facilities includes $6.5 million as an update to the fourth quarter estimated restructuring reserve.  This change in estimate is the result of the significant softening in the overall commercial real estate market.  This plan resulted in headcount reduction of 211 employees, which was made up of 152 professional services staff and 59 enterprise services staff.  The reduction in force was primarily the result of the closure of the Houston, San Francisco and Munich offices.

             Restructuring reserve activities during the six months ended June 30, 2001 were as follows (in thousands):

	Balance			Balance
	December 31, 2000	Expense	Utilization	June 30, 2001

Severance and benefits	$1,135	$4,128	$(4,484)	$779
Facilities	3,786	11,578	(1,506)	13,858
Other	253	1,041	(716)	578

Total	$5,174	$16,747	$(6,706)	$15,215

Viant expects to utilize $6.4 million during the remainder of fiscal year 2001, $7.8 million during fiscal year 2002 and $1.0 million in aggregate during fiscal years 2003 through 2006.

7.          COMPREHENSIVE INCOME

             Total comprehensive income, which was comprised of net income (loss) and foreign currency translation adjustments, was $(9,897,000) and $6,300,000 for the three months ended June 30, 2001 and 2000, respectively, and $(39,264,000) and $11,871,000 for the six months ended June 30, 2001 and 2000, respectively.

8.          NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS 141 requires use of the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminated the pooling-of-interests method. SFAS 142 is effective for Viant on January 1, 2002 and requires, among other things, the discontinuance of goodwill amortization.  In addition, the standard includes provisions for the reclassification of certain existing recognized intangible assets into goodwill, the reassessment of the useful lives of existing recognized intangible assets, the reclassification of certain intangible assets out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. Since Viant has not previously completed any business combinations, the adoption of SFAS 141 and SFAS 142 will not have any impact on its financial statements.

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

OVERVIEW

             Viant is a professional services firm that helps global companies identify and solve complex business problems with digital solutions. Viant creates value by deploying integrated teams of strategists, creative designers and technologists to work closely with the client to develop and implement solutions that address challenges facing businesses today. Viant recently restructured its business offerings to provide industry-specific solutions to companies in specific market segments. Viant believes that this realignment of its expertise will meet the demands of its clients from the initial stage, establishing a presence on the Internet, through achieving more long-term goals such as increased revenues, cost efficiencies or improved and better managed customer relationships.

             Viant derives substantially all of its revenues from the performance of professional services.  The contracts that we enter into and operate under specify whether the engagement is on a fixed-price or time and materials basis.  For each engagement, Viant generally enters into a Master Services Agreement with its clients establishing the legal and general business terms of the relationship. As specific engagements are identified, Viant and the client then enter into separate statements of work that outline the time frame, billing rates and fees applicable to the specific engagement. Typically these engagements are of a short predetermined time frame, generally lasting three to six months.  A member of Viant’s senior management team approves all contracts.

             Revenues from time and materials service contracts are recognized as the services are provided. Revenues from fixed-price engagements are recognized using the percentage of completion method (based on the ratio of costs incurred to the total estimated project costs). Project costs are based on the direct payroll and associated fringe benefits of the consultants on the engagement plus all direct expenses incurred to complete the engagement that are not reimbured by the client. Finance department personnel meet regularly with project managers to discuss the status of the projects and, for fixed-price engagements, the finance department is updated on the budgeted costs to complete the project. These budgets are then used to calculate revenue recognition and to estimate the anticipated income or loss on the project. Provisions for estimated losses on contracts are made during the period in which such losses become probable and can be reasonably estimated. To date, such losses have not been significant. Viant reports revenue net of reimbursable expenses.

             The market for our professional services has declined significantly and sales cycles have lengthened. As a result of these effects, our net revenues for the second quarter of 2001 decreased by 75% as compared to our net revenues for the second quarter of 2000 and 33% as compared to our net revenues for the first quarter of 2001.  We expect to continue to incur declines in our revenues and expect to continue to incur net losses in future quarters.

             Viant’s revenues and earnings may fluctuate from quarter to quarter based on such factors within and outside its control, including: the variability in market demand for the Internet and for professional services, the length of the sales cycle associated with our service offerings, the number, size and scope of our projects, and the efficiency with which we utilize our employees. See ‘‘Factors Affecting Viant’s Operating Results, Business Prospects and Market Price of Stock—Fluctuations in our quarterly revenues and operating results may lead to reduced prices for our stock.’’ Viant does not track backlog information. Any information regarding anticipated future revenue from clients would not be meaningful and potentially misleading.

             The number of Viant employees decreased from 621 as of December 31, 2000 to 346 employees as of June 30, 2001.  Personnel compensation and facilities costs represent a high percentage of Viant's operating expenses and are relatively fixed in advance of each quarter.  Accordingly, if revenues do not adequately support Viant’s current cost structure, Viant's liquidity, business, financial condition or results of operations could be materially and adversely affected.

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

RESULTS OF OPERATIONS

             The following table sets forth the percentage of revenues of certain items included in the Company's consolidated statements of operations:

VIANT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS PERCENTAGES

	Three Months Ended		Six Months Ended

	June 30,2001	June 30, 2000	June 30,2001	June 30, 2000

Net revenues	100%	100%	100%	100%

Operating expenses:
Professional services	92	39	93	40
Sales and marketing	23	10	19	11
General and administrative	100	36	91	34
Research and development	4	4	4	4
Restructuring	-	-	70	-

Total operating expenses	219	89	277	89

Income (loss) from operations	(119)	11	(177)	11
Interest and other income (expense), net	14	9	11	8

Income (loss) before taxes	(105)	20	(166)	19

Provision for income taxes	-	4	-	2

Net income (loss)	(105)%	16%	(166)%	17%

COMPARISON OF THE QUARTERS ENDED JUNE 30, 2001 AND JUNE 30, 2000

             NET REVENUES. Revenues decreased 75% from $38.5 million for the second quarter of 2000 to $9.5 million for the second quarter of 2001. The decrease in net revenues reflects an overall decrease in demand for professional services, variability in market demand for the Internet and an equally proportionate decrease in the number and size of our projects.  We believe that period-to-period comparisons of our operating results are not necessarily meaningful. Revenues derived from Viant's three largest clients, as a percentage of total net revenues, increased to 53% for the second quarter of 2001 from 24% for the second quarter of 2000.

             PROFESSIONAL SERVICES. Professional services expense decreased 41% from $14.9 million for the second quarter of 2000 to $8.8 million for the second quarter of 2001. This decrease was primarily due to an overall reduction in force as the result of the restructurings which occurred in December 2000 and March 2001. Professional services expense increased as a percentage of revenues from 39% for the second quarter of 2000 to 92% for the second quarter of 2001. This increase was primarily the result of an overall decrease in revenue during the quarter.

             SALES AND MARKETING.  Sales and marketing expense decreased 45%, from $4.0 million in the second quarter of 2000 to $2.2 million for the second quarter of 2001. This decrease was primarily attributable to a decrease in the number of sales and marketing personnel employed by Viant and a decrease in Viant's marketing and branding efforts.  Sales and marketing expense increased as a percentage of revenues from 10% for the second quarter of 2000 to 23% for the second quarter of 2001. This increase was due to lower revenues generated per sales employee and an overall decrease in revenues for the second quarter of 2001 versus the same period in 2000.

             GENERAL AND ADMINISTRATIVE.  General and administrative expense decreased 31%, from $13.9 million in the second quarter of 2000 to $9.5 million for the second quarter of 2001. This decrease was primarily the result of the reduction in force as a result of the restructuring in December 2000 and March 2001.  General and administrative expense increased as a percentage of revenues from 36% for the second quarter of 2000 to 100% for the second quarter of 2001. This increase was primarily the result of an overall decrease in revenue during the quarter.

             RESEARCH AND DEVELOPMENT. Research and development expense decreased 74%, from $1.5 million in the second quarter of 2000 to $0.4 million for the second quarter of 2001. This decrease was primarily the result of a decrease in the number of research and development personnel employed by Viant and an overall decrease in research and development efforts. Research and development expense remained the same as a percentage of revenue at 4% for the second quarter of 2000 and 4% for the second quarter of 2001. This was primarily the result of a decrease in research and development personnel consistent with an overall decrease in revenue.

             INTEREST AND OTHER INCOME (EXPENSE), NET. Interest and other income (expense), net decreased 61%, from $3.5 million in the second quarter of 2000 to $1.3 million in the second quarter of 2001. This decrease is primarily the result of a decrease in income from the investment of cash, cash equivalents and short-term investments due to declining interest rates and the use of these funds for operations, as well as the write-down of $0.5 million to account for an impairment in certain of its cost-based investments.

             PROVISION FOR INCOME TAXES.  Provision for income taxes decreased from $1.5 million in the second quarter of 2000 to zero for the second quarter of 2001.  The decrease reflects Viant’s expectation of a taxable loss for the full year 2001; compared to Viant’s expectations as of June 30, 2000 of taxable income for the full year 2000.  Realization of deferred tax assets is contingent upon the generation of future taxable income.  Due to the uncertainty of realization of these tax benefits, Viant has provided a valuation allowance for the full amount of its net deferred tax asset as of June 30, 2001.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000

             NET REVENUES. Revenues decreased 66% from $69.1 million for the first six months of 2000 to $23.8 million for the first six months of 2001. The decrease in net revenues reflects an overall decrease in demand for professional services, variability in market demand for the Internet and an equally proportionate decrease in the number and size of our projects.  We believe that period-to-period comparisons of our operating results are not necessarily meaningful. Revenues derived from Viant's three largest clients, as a percentage of total net revenues, increased to 40% for the first six months of 2001 from 21% for the first six months of 2000.

             PROFESSIONAL SERVICES. Professional services expense decreased 20% from $27.5 million for the first six months of 2000 to $22.0 million for the first six months of 2001. This decrease was primarily due to an overall reduction in force as the result of the restructuring in December 2000 and March 2001. Professional services expense increased as a percentage of revenues from 40% for the first six months of 2000 to 93% for the first six months of 2001. This increase was primarily the result of an overall decrease in revenue during the first six months of 2001.

             SALES AND MARKETING.  Sales and marketing expense decreased 39%, from $7.4 million in the first six months 2000 to $4.5 million for the first six months of 2001. This decrease was primarily attributable to a decrease in the number of sales and marketing personnel employed by Viant and a decrease in Viant's marketing and branding efforts.  Sales and marketing expense increased as a percentage of revenues from 11% for the first six months of 2000 to 19% for the first six months of 2001. This increase was due to lower revenues generated per sales employee and an overall decrease in revenues for the first six months of 2001 versus the same period in 2000.

             GENERAL AND ADMINISTRATIVE. General and administrative expense decreased 8%, from $23.5 million in the first six months of 2000 to $21.7 million for the first six months of 2001. This decrease was primarily due to the reduction in force as a result of the restructuring in December 2000 and March 2001.  General and administrative expense increased as a percentage of revenues from 34% for the first six months of 2000 to 91% for the first six months of 2001. This increase was primarily the result of an overall decrease in revenue during the first six months of 2001.

             RESEARCH AND DEVELOPMENT. Research and development expense decreased 69%, from $3.1 million for the first six months of 2000 to $1.0 million for the first six months of 2001. This decrease was primarily the result of a decrease in the number of research and development personnel employed by Viant and an overall decrease in research and development efforts. Research and development expense remained the same as a percentage of revenue at 4% for the first six months of 2000 and 4% for the first six months of 2001. This represents a decrease in research and development personnel and expense consistent with an overall decrease in revenue.

             RESTRUCTURING.  On March 27, 2001, Viant announced that it was undertaking additional cost cutting measures to address the increasingly challenging demand environment.  As a result of this announcement and updating its fourth quarter 2000 restructuring estimates, Viant recorded additional restructuring costs of $16.7 million during the first quarter of 2001, consisting of $4.1 million for headcount reductions, $11.6 million for consolidation of facilities and related fixed assets and $1.0 million of other restructuring related charges.  The $11.6 million for facilities costs represents future minimum facility lease payments net of amounts estimated to be received for subleases.  The charges related to consolidation of facilities includes $6.5 million as an update to the fourth quarter estimated restructuring reserve. This change in estimate is the result of the significant softening in the overall commercial real estate market. This plan resulted in headcount reduction of 211 employees, which was made up of 152 professional services staff and 59 enterprise services staff. The reduction in force was primarily the result of the closure of the Houston, San Francisco and Munich offices.

             Restructuring reserve activities during the six months ended June 30, 2001 were as follows (in thousands):

	Balance			Balance
	December 31, 2000	Expense	Utilization	June 30, 2001

Severance and benefits	$1,135	$4,128	$(4,484)	$779
Facilities	3,786	11,578	(1,506)	13,858
Other	253	1,041	(716)	578

Total	$5,174	$16,747	$(6,706)	$15,215

Viant expects to utilize $6.4 million during the remainder of fiscal year 2001, $7.8 million during fiscal year 2002 and $1.0 million in aggregate during fiscal years 2003 through 2006.

             INTEREST AND OTHER INCOME (EXPENSE), NET. Interest and other income (expense), net decreased 53%, from $5.7 million for the first six months of 2000 to $2.7 million in the first six months of 2001. This decrease is primarily the result of a decrease in income from the investment of cash, cash equivalents and short-term investments due to declining interest rates and the use of these funds for operations, as well as the write off of $1.0 million for a note receivable from a potential strategic partner which Viant believes is uncollectible and a write-down of investments of $0.5 million to account for an impairment in certain of its cost-based investments.

             PROVISION FOR INCOME TAXES.  Provision for income taxes decreased from $1.5 million in the six months ended June 30, 2000 to zero for the six months ended June 30, 2001.  The decrease reflects Viant’s expectation of a taxable loss for the full year 2001; compared to Viant’s expectations as of June 30, 2000 of taxable income for the full year 2000.  Realization of deferred tax assets is contingent upon the generation of future taxable income.  Due to the uncertainty of realization of these tax benefits, Viant has provided a valuation allowance for the full amount of its net deferred tax asset as of June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

             Since inception, Viant has funded its operations and investments in property and equipment through private and public equity financings, bank borrowings and capital lease financing arrangements. Viant's cash and cash equivalents and short-term investments decreased from $185.4 million at December 31, 2000 to $156.0 million as of June 30, 2001.

             Cash used by operations during the six months ended June 30, 2001 was $26.4 million, primarily due to operating losses and a decrease in accrued expenses, partially offset by, a decrease in accounts receivable, and an increase in the restructuring accrual.  Cash used by investing activities during this period was $28.1 million, primarily due to the purchase of short term investments, net of purchases of property and equipment.

             Viant has a $3.2 million capital lease facility with a leasing company that is secured by the capital assets purchased with the borrowings. Outstanding borrowings under the above credit facility totaled $1.2 million as of June 30, 2001.

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS 141 requires use of the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminated the pooling-of-interests method. SFAS 142 is effective for Viant on January 1, 2002 and requires, among other things, the discontinuance of goodwill amortization.  In addition, the standard includes provisions for the reclassification of certain existing recognized intangible assets into goodwill, the reassessment of the useful lives of existing recognized intangible assets, the reclassification of certain intangible assets out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. Since Viant has not previously completed any business combinations, the adoption of SFAS 141 and SFAS 142 will not have any impact on its financial statements.

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

Our Business May Be Negatively Impacted If We Fail to Accurately Estimate the Time and Resources Necessary for the Performance of our Services

A key element of our strategy is to enter into fixed-price, fixed-time contracts, as well as contracts in which the client pays us on a time and materials basis. If we fail to accurately estimate the resources required for a fixed-price, fixed-time project or fail to satisfy our contractual obligations in a manner consistent with the project plan, then our costs to complete the project could increase substantially. We have occasionally had to commit unanticipated additional resources to complete projects, and we may have to take similar action in the future.

If Clients do not Rehire us for New Projects, or They Terminate or Reduce the Scope of Existing Projects our Revenues May Decline

Our engagements vary in size and scope. If clients do not retain us for subsequent engagements, then our revenues could decline. In addition, while our service model is designed as an integrated approach, each sequential phase of that process represents a separate contractual commitment. The client may elect not to proceed to the next phase of a project. The decision of clients not to proceed to the next phase of a project could impair our revenues.  Most of our contracts cannot be terminated by a client unless we have materially breached the contract. However, a client may nevertheless attempt to cancel or reduce the scope of a project. It is possible that we may agree to the cancellation or reduction in scope, or that in the event of a dispute over whether it has the right to cancel or reduce the scope of a project, the client may prevail. The cancellation, or reduction in scope, of a project could have a negative impact on our revenues.

Our Revenues Could Be Negatively Affected by the Loss of a Major Client

We derive a significant portion of our revenues from large projects for a limited number of clients.  The loss of any major client could dramatically reduce our revenues. For the period ended June 30, 2001, our five largest clients accounted for approximately 66% of our revenues. During this period two clients accounted for more than 10% of our revenues and three clients each accounted for more than 5% of our revenues. In the second quarter of 2000, our five largest clients accounted for approximately 34% of our revenues. During such period no clients accounted for more than 10% or our revenues and four clients each accounted for more than 5% of our revenues.

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

The Reorientation of our Business Model Along Vertical Market Segments Could Negatively Affect our Business Results

We revised our business model to focus on certain identified vertical market segments, as evidenced by our Media and Entertainment and Financial Services practice groups. We believe that this alteration of our business model has certain risks including the following:

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

             On or about August 9, 2001 and August 13, 2001, Viant was served with a summons and complaints in purported class action lawsuits filed in the United States District Court, Southern District of New York. The complaints name certain underwriters involved in Viant's initial public offering, Viant, and certain of Viant's current and former officers and directors. The complaints allege, among other things, violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 involving undisclosed compensation to the underwriters, and improper practices by the underwriters and seeks unspecified damages.  Although Viant has not been served, Viant understands that in July and August 2001, several similar purported class action lawsuits were filed in the United States District Court, Southern District of New York against certain underwriters involved in Viant's initial public offering, Viant, and certain of Viant's current and former officers and directors. Viant denies these allegations, believes they are without merit and intends to defend itself vigorously in each case.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

             The following information is provided as an amendment to the initial report regarding the use of proceeds from the sale of common stock under the Company's Registration Statement on Form S-1 (SEC file number 333-76049), which was declared effective on June 17, 1999. The information provided is for the period from June 18, 1999 through June 30, 2001.

June 30, 2001

Operating expenses:
Professional services	$8,760
Sales and marketing	2,159
General and administrative	3,543

14,462
Cash, cash equivalents and short term investments	155,990

Total	$170,452

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             On May 24, 2001, the Company held its annual meeting of stockholders to seek their approval as to the following matters: the reelection of Kevin W. English as the Class II Director, an increase in the shares of common stock issuable under the 1999 employee stock purchase plan option plan by 1,000,000 shares and the ratification of the appointment of PricewaterhouseCoopers, LLP as the Company's independent auditors. There were 50,141,416 shares outstanding and available to vote at the meeting. As to the reelection, Mr. English received 44,019,680 shares for the reelection, 417,694 shares against the reelection and 5,704,042 shares did not vote; as to the increase in the number of shares available for issuance under the employee stock purchase plan, 43,026,809 shares voted for the increase, 1,3378,608 shares voted against the increase, 31,957 shares abstained from voting and 5,704,042 shares did not vote and as to the ratification of the appointment PricewaterhouseCoopers, 44,297,340 shares voted for the appointment, 58,787 shares against the appointment, 81,247 shares abstained from voting and 5,704,042 shares did not vote.  In addition, the terms of the following directors continued after the date of the meeting: Robert L. Gett, William E. Klevie and Kevin W. English.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

             (a)  Exhibits

                     None

             (b)  Reports on Form 8-k

             No reports were filed on Form 8-k during the three months ended June 30, 2001.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIANT CORPORATION

	By	/s/ Robert L. Gett

Robert L. Gett
President and Chief Executive Officer
Director
Date: August 14, 2001

	By	/s/ M. Dwayne Nesmith

M. Dwayne Nesmith
Vice President and
Chief Financial Officer
Date: August 14, 2001