Form 10-K/A
period 2000-12-31
VIANT CORP
filed 2001-08-23
CIK 1028122

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-K/A
                                AMENDMENT NO. 1

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

EXPLANATORY NOTE

    On April 2, 2001, Viant Corporation (the "Company") filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (the "Annual Report"), with the Securities and Exchange Commission. The purpose of this amendment is to clarify certain items in the Annual Report.

                                    PART III

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this Item is incorporated by reference to our proxy statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT PRINCIPAL STOCKHOLDERS

    The information required by this Item is incorporated by reference to our proxy statement under the heading "Security Ownership."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended Report to be signed on its behalf by the undersigned, hereunto duly authorized, in Boston, Massachusetts, on the 22nd day of August 2001.

                                                       VIANT CORPORATION

                                                       By:              /s/ ROBERT L. GETT
                                                            -----------------------------------------
                                                                          Robert L. Gett
                                                              PRESIDENT AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Act of 1934, this amended Report has been signed by the following persons in the capacities and on the dates indicated:

                   NAME                                      TITLE                        DATE
                   ----                                      -----                        ----
           /s/ ROBERT L. GETT*
    ---------------------------------       President, Chief Executive Officer and   August 22, 2001
              Robert L. Gett                Director (Principal Executive Officer)

          /s/ M. DWAYNE NESMITH             Vice President and Chief Financial
    ---------------------------------       Officer (Principal Financial and         August 22, 2001
            M. Dwayne Nesmith               Accounting Officer)

          /s/ KEVIN W. ENGLISH*
    ---------------------------------       Director                                 August 22, 2001
             Kevin W. English

         /s/ VENETIA KONTOGOURIS*
    ---------------------------------       Director                                 August 22, 2001
           Venetia Kontogouris

          /s/ WILLIAM E. KELVIE*
    ---------------------------------       Director                                 August 22, 2001
            William E. Kelvie

*By:            /s/ M. DWAYNE NESMITH
          ---------------------------------
                  M. Dwayne Nesmith
                   Attorney-in-fact