Form 10-Q
period 2001-09-30
VIANT CORP
filed 2001-11-08
CIK 1028122

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001 OR

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

             Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

             As of October 31, 2001 there were 49,415,905 shares of Common Stock, $.001 par value, outstanding.

VIANT CORPORATION

Form 10-Q
Table of Contents

September 30, 2001

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

VIANT CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,	September 29,	September 30,	September 29,
	2001	2000	2001	2000
Net revenues	$6,386	$33,078	$30,187	$102,211

Operating expenses:
Professional services	7,537	16,543	29,573	44,084
Sales and marketing	1,648	2,796	6,170	10,168
General and administrative	7,860	16,092	29,528	39,576
Research and development	560	1,326	1,534	4,431
Restructuring	-	-	16,747	-

Total operating expenses	17,605	36,757	83,552	98,259

Income (loss) from operations	(11,219)	(3,679)	(53,365)	3,952
Interest and other income (expense), net	1,453	2,546	4,132	8,235

Income (loss) before taxes	(9,766)	(1,133)	(49,233)	12,187
Provision for income taxes	-	-	-	1,473

Net income (loss)	$(9,766)	$(1,133)	$(49,233)	$10,714

Net income (loss) per share:

Basic	$(0.19)	$(0.02)	$(0.98)	$0.23
Diluted	$(0.19)	$(0.02)	$(0.98)	$0.19

Shares used in computing net income (loss) per share:

Basic	50,230	48,247	50,200	47,475
Diluted	50,230	48,247	50,200	55,280

The accompanying notes are an integral part of these consolidated financial statements.

VIANT CORPORATION
CONSOLIDATED BALANCE SHEET
(IN THOUSANDS, EXCEPT SHARE DATA)
(UNAUDITED)

	September 30,	December 31,
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$94,187	$141,629
Short-term investments	50,542	43,758
Accounts receivable, net	6,239	22,366
Prepaid expenses and other current assets	1,752	3,910
Total current assets	152,720	211,663

Property and equipment, net	11,204	15,300
Long-term investments	539	1,038
Other assets	3,778	3,681
Total assets	$168,241	$231,682

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of capital lease obligations	$825	$678
Accounts payable	2,170	6,109
Accrued expenses	5,269	15,503
Restructuring reserve	8,631	5,174
Deferred revenues	696	5,680
Total current liabilities	17,591	33,144
Capital lease obligations, net of current portion	206	855
Restructuring reserve, net of current portion	2,764	-
Total liabilities	20,561	33,999

Stockholders' equity:
Preferred stock, $0.001 par value;
Authorized: 5,000,000 shares
Issued and outstanding: no shares at September 30, 2001 and December 31, 2000	-	-
Common stock, $0.001 par value
Authorized: 200,000,000 shares
Issued and outstanding: 51,498,723 and 49,411,223 at September 30, 2001 and 50,977,702 and 49,952,702 at December 31, 2000, respectively	52	51
Additional paid-in capital	217,128	219,528
Treasury stock, at cost, 2,087,500 and 1,025,000 shares at September 30, 2001 and December 31, 2000, respectively	(6,309)	(5,049)
Deferred compensation	-	(2,958)
Accumulated other comprehensive income (loss)	(2)	67
Accumulated deficit	(63,189)	(13,956)
Total stockholders' equity	147,680	197,683

Total liabilities and stockholders' equity	$168,241	$231,682

The accompanying notes are an integral part of these consolidated financial statements.

VIANT CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	NINE MONTHS ENDED
	September 30,	September 29,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(49,233)	$10,714
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:

Tax benefit from disqualifying dispositions	-	1,473
Depreciation	4,307	2,867
Loss on disposal of fixed assets	2,102	-
Write-down of investments	1,470	507
Stock-based compensation expense	42	1,072
Changes in operating assets and liabilities:
Accounts receivable, net	16,127	(11,456)
Prepaid expenses and other assets	2,061	(3,243)
Accounts payable	(3,939)	2,375
Accrued expenses	(10,234)	5,319
Restructuring reserve	6,861	-
Deferred revenues	(4,984)	3,616
Net cash (used in) provided by operating activities	(35,420)	13,244

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(84,855)	(93,508)
Maturities of short-term investments	78,071	172,187
Purchases of long-term investments	(971)	(21,949)
Proceeds from sale of long-term investments	-	18,126
Proceeds from sale of fixed assets	178	-
Purchases of property and equipment	(3,131)	(8,548)
Net cash (used in) provided by investing activities	(10,708)	66,308

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	517	5,975
Purchases of treasury stock	(1,260)	-
Principal payments on capital lease obligations	(502)	(451)
Net cash (used in) provided by financing activities	(1,245)	5,524

Effect of exchange rate changes on cash and cash equivalents	(69)	(80)

Net (decrease) increase in cash and cash equivalents	(47,442)	84,996
Cash and cash equivalents at beginning of period	141,629	66,450
Cash and cash equivalents at end of period	$94,187	$151,446

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest	$112	$163

The accompanying notes are an integral part of these consolidated financial statements.

VIANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION

             The accompanying unaudited consolidated financial statements have been prepared by Viant Corporation ("Viant" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-K, filed April 2, 2001 (File No. 0-26303).  The accompanying unaudited consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

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

2.          EARNINGS (LOSS) PER SHARE

             Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted income (loss) per common share reflects the maximum dilution that would have resulted from the assumed exercise and share repurchase related to dilutive stock options and is computed by dividing net income (loss) by the weighted average number of common shares and all dilutive securities outstanding.  The calculation of diluted net loss per common share does not include 0.2 and 0.9 million potential shares of common stock equivalents for the three and nine months ended September 30, 2001, respectively, and  7.0 million shares for the three months ended September 29, 2000, as their inclusion would be anti-dilutive.

3.          CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

             Viant considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents. All other investments with original maturities between 91 and 360 days are classified as short-term investments because they are liquid and are available to meet working capital needs. Short-term investments are classified as held-to-maturity securities and are recorded at amortized cost. At September 30, 2001 and December 31, 2000, Viant’s short-term investments consisted primarily of certificates of deposit, U.S. Government-backed securities, money market funds secured by U.S. Government-backed securities, commercial paper and high grade corporate debt obligations. At September 30, 2001, cash and cash equivalents include $5.6 million, which collateralizes outstanding letters of credit.

4.          LONG-TERM INVESTMENTS

             Investments in entities in which Viant has an equity interest of less than 20% and through which Viant does not have the ability to exercise significant influence are classified as long-term investments. At September 30, 2001 and December 31, 2000, all of Viant's long-term investments consisted of investments accounted for under the cost method. At each balance sheet date, Viant assesses the value of its cost-based investments and recognizes any identified impairment.  During the nine months ended September 30, 2001, Viant recorded a charge of $1.5 million, of which $1.0 million, recorded in the first quarter of 2001, was for a note receivable from a potential strategic partner which is uncollectible and $0.5 million, recorded in the second quarter of 2001, was to account for an impairment in certain of its cost-based investments.

5.          SEGMENTS AND GEOGRAPHIC INFORMATION

             Viant engages in business activities in one operating segment, which provides professional services to global companies that seek to solve complex business problems with digital solutions.  Revenues from and long-lived assets at Viant's international operations in Munich, whose operations ceased as a result of the restructuring undertaken on March 27, 2001, and London, whose  operations are scheduled to cease by December 31, 2001, are not significant for the periods reported.

6.          RESTRUCTURING

             In December 2000, Viant recorded restructuring and other related charges of $6.0 million, consisting of $1.7 million for headcount reductions, $4.0 million for closure and consolidation of facilities and related fixed assets, and $0.3 million of other related restructuring charges.  The $4.0 million for facilities costs represents future minimum facility lease payments net of amounts estimated to be received for subleases. The plan resulted in headcount reduction of 125 employees, which was made up of 99 professional services staff and 26 enterprise services staff. Many of the positions that were eliminated related to the closure of the Dallas, Texas office.

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

             Restructuring reserve activities during the nine months ended September 30, 2001 were as follows (in thousands):

	Balance			Balance
	December 31, 2000	Expense	Utilization	September 30, 2001
Severance and benefits	$1,135	$4,128	$(5,263)	$-
Facilities	3,786	11,578	(4,192)	11,172
Other	253	1,041	(1,071)	223

Total	$5,174	$16,747	$(10,526)	$11,395

Viant expects to utilize $2.1 million during the remainder of fiscal year 2001, $8.1 million during fiscal year 2002 and $1.2 million in aggregate during fiscal years 2003 through 2006, for restructure charges taken in December 2000 and March 2001.

7.          COMPREHENSIVE INCOME

             Total comprehensive income, which was comprised of net income (loss) and foreign currency translation adjustments, was $(10,039,000) and $(1,237,000) for the three months ended September 30, 2001 and September 29, 2000, respectively, and $(49,302,000) and $10,634,000 for the nine months ended September 30, 2001 and September 29, 2000, respectively.

8.          NEW ACCOUNTING PRONOUNCEMENTS

             In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS 141 requires use of the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminated the pooling-of-interests method. SFAS 142 is effective for Viant on January 1, 2002 and requires, among other things, the discontinuance of goodwill amortization.  In addition, the standard includes provisions for the reclassification of certain existing recognized intangible assets into goodwill, the reassessment of the useful lives of existing recognized intangible assets, the reclassification of certain intangible assets out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. Since Viant has not previously completed any business combinations, the adoption of SFAS 141 and SFAS 142 will not have any impact on its financial statements.

             In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 is required to be adopted for fiscal years beginning after June 15, 2002. Management is currently determining what effect, if any, SFAS 143 will have on Viant’s financial position and results of operations.

             In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to Be Disposed of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business." SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, on January 1, 2002.  Management is currently determining what effect, if any, SFAS 144 will have on Viant’s financial position and results of operations.

9.          SUBSEQUENT EVENTS

             On October 12, 2001, Viant announced that it was undertaking additional cost cutting measures to address the increasingly challenging demand environment. As a result of this restructuring, Viant will reduce its overall headcount to approximately 200 employees by December 31, 2001, of which 145 will be billable consultants. Viant expects to close its London office by December 31, 2001 and is currently pursuing alternatives to support client efforts abroad. In addition, the Company will significantly scale back its presence in Atlanta and Chicago. Viant  expects that the consultants in these areas will primarily support projects in other offices. Viant expects to take a restructuring charge in the fourth quarter of 2001 of approximately $6.0 to $9.0 million, which will consist primarily of severance and related expenses from the reduction in force, and other charges related to lease obligations and capital infrastructure in London, Chicago and Atlanta.

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

OVERVIEW

             Viant is a professional services firm that helps global companies identify and solve complex business problems with digital solutions. Viant creates value by deploying integrated teams of strategists, creative designers and technologists to work closely with the client to develop and implement solutions that address challenges facing businesses today. At the end of the second quarter of 2001, Viant restructured its business offerings to provide industry-specific solutions to companies in specific market segments.  Within these vertical practice groups, Viant has begun to focus upon service offerings related to knowledge portals, collaboration networks and the leveraging of intellectual property as a way to assist its clients in improving business process and revenue productivity.

             Viant derives substantially all of its revenues from the performance of professional services.  The contracts that we enter into and operate under specify whether the engagement is on a fixed-price or time and materials basis.  For each engagement, Viant generally enters into a Master Services Agreement with its clients establishing the legal and general business terms of the relationship. As specific engagements are identified, Viant and the client then enter into separate statements of work that outline the time frame, billing rates and fees applicable to the specific engagement. Typically, these engagements are of a short predetermined time frame, generally lasting three to six months.  A member of Viant’s senior management team approves all contracts.

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

             The market for our professional services has declined significantly and sales cycles have lengthened. As a result of these effects, our net revenues for the third quarter of 2001 decreased by 81% as compared to our net revenues for the third quarter of 2000 and 33% as compared to our net revenues for the second quarter of 2001.  We expect to continue to incur net losses in future quarters.

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

             The number of Viant employees decreased from 621 as of December 31, 2000 to 322 as of September 30, 2001. On October 12, 2001, Viant announced further cost reduction measures and will reduce its headcount to approximately 200 employees by December 31, 2001, of which 145 will be billable consultants.  Viant expects to close its London office by December 31, 2001 and is currently pursuing alternatives to support client efforts abroad.  In addition, Viant will significantly scale back its presence in Atlanta and Chicago. Viant expects that the consultants in these areas will primarily support projects in other offices.

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

OPERATING AND OTHER EXPENSES

             Viant’s professional services expenses consist primarily of compensation and benefits for employees engaged in the delivery of professional services and non-reimbursable expenses related to client projects. Sales and marketing expenses consist primarily of compensation, benefits and travel costs for employees in the sales and marketing groups, marketing program costs and an allocation of facilities costs. General and administrative expenses consist primarily of compensation, benefits and travel costs for employees in Viant’s management, human resources, finance and administration groups, and facilities costs not allocated to sales and marketing or research and development. Research and development expenses consist primarily of compensation, benefits, research programs and an allocation of facilities costs for employees associated with Viant’s innovation groups. Interest and other income (expense), net consists primarily of interest earned on cash and cash equivalents and short and long term investments, interest paid on capital lease obligations and the write-down of long-term investments.

RESULTS OF OPERATIONS

             The following table sets forth the percentage of revenues of certain items included in the Company's consolidated statement of operations:

VIANT CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS PERCENTAGES

	Three Months Ended		Nine Months Ended
	September 30, 2001	September 29, 2000	September 30, 2001	September 29, 2000
Net revenues	100%	100%	100%	100%

Operating expenses:
Professional services	118	50	98	43
Sales and marketing	26	8	20	10
General and administrative	123	49	98	39
Research and development	9	4	5	4
Restructuring	-	-	55	-

Total operating expenses	276	111	276	96

Income (loss) from operations	(176)	(11)	(176)	4
Interest and other income (expense), net	23	8	14	8

Income (loss) before taxes	(153)	(3)	(162)	12

Provision for income taxes	-	-	-	1

Net income (loss)	(153%)	(3%)	(162%)	11%

COMPARISON OF THE QUARTERS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 29, 2000

             NET REVENUES. Revenues decreased 81%, from $33.1 million for the third quarter of 2000 to $6.4 million for the third quarter of 2001. The decrease in net revenues reflects an overall decrease in demand for professional services.   The number of projects where revenue was recognized during the period decreased by 62% and the average revenue for these projects decreased by 28% for the third quarter of 2001 versus the third quarter of 2000. We believe that period-to-period comparisons of our operating results are not necessarily meaningful indicators of future performance. Revenues derived from Viant's three largest clients, as a percentage of total net revenues, increased to 49% for the third quarter of 2001 from 23% for the third quarter of 2000.

             PROFESSIONAL SERVICES. Professional services expense decreased 54%, from $16.5 million for the third quarter of 2000 to $7.5 million for the third quarter of 2001. This decrease was primarily due to a reduction in professional services personnel and the corresponding decrease in Viant's compensation and compensation related expenses for such personnel. Professional services expense increased as a percentage of revenues from 50% for the third quarter of 2000 to 118% for the third quarter of 2001. This increase was primarily the result of an overall decrease in the demand of our professional services that resulted in excess capacity, lower utilization of our professional services staff and decreased revenues for the quarter.

             SALES AND MARKETING.  Sales and marketing expense decreased 41%, from $2.8 million in the third quarter of 2000 to $1.6 million for the third quarter of 2001. Reductions in sales and marketing personnel and the corresponding decrease in compensation and compensation related expenses accounted for 43% of the decrease and reductions in Viant’s marketing and branding efforts accounted for 57% of the decrease.  Sales and marketing expense increased as a percentage of revenues from 8% for the third quarter of 2000 to 26% for the third quarter of 2001. This increase was due to lower revenues generated per sales employee and a decrease in revenues for the third quarter of 2001 versus the same period in 2000.

             GENERAL AND ADMINISTRATIVE.  General and administrative expense decreased 51%, from $16.1 million in the third quarter of 2000 to $7.9 million for the third quarter of 2001. The primary contributors to this decrease were reductions in: compensation and compensation related expenses, which accounted for 20% of the decrease, recruiting costs, which accounted for 20% of the decrease, travel costs, which accounted for 22% of the decrease and non-cash expenses, including depreciation and the allowance for doubtful accounts, which accounted for 22% of the decrease. General and administrative expense increased as a percentage of revenues from 49% for the third quarter of 2000 to 123% for the third quarter of 2001. This increase was primarily the result of a decrease in revenue during the quarter.

             RESEARCH AND DEVELOPMENT. Research and development expense decreased 58%, from $1.3 million in the third quarter of 2000 to $0.6 million for the third quarter of 2001. The primary contributors to this decrease were reductions in: compensation and compensation related expenses, which accounted for 51% of the decrease and research and development programs, which accounted for 36% of the decrease. Research and development expense increased as a percentage of revenue from 4% for the third quarter of 2000 to 9% for the third quarter of 2001. This increase was primarily the result of a decrease in revenue during the quarter.

             INTEREST AND OTHER INCOME (EXPENSE), NET. Interest and other income (expense), net decreased 43%, from $2.5 million in the third quarter of 2000 to $1.5 million in the third quarter of 2001. This decrease was primarily the result of a decrease in income from the investment of cash, cash equivalents and short-term investments due to declining interest rates and the use of these funds for operations.

             PROVISION FOR INCOME TAXES.  Provision for income taxes for the three months ended September 29, 2000 and September 30, 2001 is zero.  This reflects Viant’s expectation of  a taxable loss for the full year 2001.  Realization of deferred tax assets is contingent upon the generation of future taxable income.   Due to the uncertainty of realization of these tax benefits, Viant has provided a valuation allowance for the full amount of its net deferred tax asset as of September 30, 2001.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 29, 2000.

             NET REVENUES. Revenues decreased 70%, from $102.2 million for the first nine months of 2000 to $30.2 million for the first nine months of 2001. The decrease in net revenues reflects an overall decrease in demand for professional services.  The number of projects where revenue was recognized during the period decreased by 54% and the average revenue for these projects decreased by 18% for the nine months ended September 30, 2001 versus the nine months ended September 29, 2000. We believe that period-to-period comparisons of our operating results are not necessarily meaningful indicators of future performance. Revenues derived from Viant's three largest clients, as a percentage of total net revenues, increased to 41% for the first nine months of 2001 from 19% for the first nine months of 2000.

             PROFESSIONAL SERVICES. Professional services expense decreased 33%, from $44.1 million for the first nine months of 2000 to $29.6 million for the first nine months of 2001. This decrease was primarily due to a reduction in professional services personnel and the corresponding decrease in Viant’s compensation and compensation related expenses for such personnel. Professional services expense increased as a percentage of revenues from 43% for the first nine months of 2000 to 98% for the first nine months of 2001. This increase was primarily the result of an overall decrease in the demand of our professional services that resulted in excess capacity, lower utilization of our professional services staff and decreased revenues for the period.

             SALES AND MARKETING.  Sales and marketing expense decreased 39%, from $10.2 million in the first nine months 2000 to $6.2 million for the first nine months of 2001. Reductions in sales and marketing personnel and the corresponding decrease in  compensation and compensation related expenses accounted for 33% of the decrease and reductions in Viant’s marketing and branding efforts accounted for 67% of the decrease. Sales and marketing expense increased as a percentage of revenues from 10% for the first nine months of 2000 to 20% for the first nine months of 2001. This increase was due to lower revenues generated per sales employee and a decrease in revenues for the first nine months of 2001 versus the same period in 2000.

             GENERAL AND ADMINISTRATIVE. General and administrative expense decreased 25%, from $39.6 million in the first nine months of 2000 to $29.5 million for the first nine months of 2001. The primary contributors to this decrease were reductions in: compensation and compensation related expenses, which accounted for 20% of the decrease, recruiting costs, which accounted for 31% of the decrease and travel costs, which accounted for 35% of the decrease. General and administrative expense increased as a percentage of revenues from 39% for the first nine months of 2000 to 98% for the first nine months of 2001. This increase was primarily the result of a decrease in revenue during the first nine months of 2001.

             RESEARCH AND DEVELOPMENT. Research and development expense decreased 65%, from $4.4 million for the first nine months of 2000 to $1.5 million for the first nine months of 2001. The primary contributors to this decrease were reductions in: compensation and compensation related expenses, which accounted for 63% of the decrease and research and development programs, which accounted for 33% of the decrease. Research and development expense increased as a percentage of revenue from 4% for the first nine months of 2000 to 5% for the first nine months of 2001. This increase was primarily the result of a decrease in revenue during the first nine months of 2001.

             RESTRUCTURING.  On March 27, 2001, Viant announced that it was undertaking additional cost cutting measures to address the increasingly challenging demand environment.  As a result of this announcement and updating its fourth quarter 2000 restructuring estimates, Viant recorded additional restructuring costs of $16.7 million during the first quarter of 2001, consisting of $4.1 million for headcount reductions, $11.6 million for consolidation of facilities and related fixed assets and $1.0 million of other restructuring related charges.  The $11.6 million for facilities costs represents future minimum facility lease payments net of amounts estimated to be received for subleases.  The charges related to consolidation of facilities include $6.5 million as an update to the fourth quarter estimated restructuring reserve. This change in estimate was the result of the significant softening in the overall commercial real estate market. This plan resulted in headcount reduction of 211 employees, which was made up of 152 professional services staff and 59 enterprise services staff. The reduction in force was primarily the result of the closure of the Houston, San Francisco and Munich offices.

             Restructuring reserve activities during the nine months ended September 30, 2001 were as follows (in thousands):

	Balance			Balance
	December 31, 2000	Expense	Utilization	September 30, 2001
Severance and benefits	$1,135	$4,128	$(5,263)	$-
Facilities	3,786	11,578	(4,192)	11,172
Other	253	1,041	(1,071)	223

Total	$5,174	$16,747	$(10,526)	$11,395

Viant expects to utilize $2.1 million during the remainder of fiscal year 2001, $8.1 million during fiscal year 2002 and $1.2 million in aggregate during fiscal years 2003 through 2006, for restructure charges taken in December 2000 and March 2001.

             INTEREST AND OTHER INCOME (EXPENSE), NET. Interest and other income (expense), net decreased 50%, from $8.2 million for the first nine months of 2000 to $4.1 million in the first nine months of 2001. This decrease was primarily the result of a decrease in income from the investment of cash, cash equivalents and short-term investments due to declining interest rates and the use of these funds for operations, as well as the write off in the first quarter of 2001 of $1.0 million for a note receivable from a potential strategic partner which is uncollectible and a write-down of investments in the second quarter of 2001 of $0.5 million to account for an impairment in certain of its cost-based investments.

             PROVISION FOR INCOME TAXES.  Provision for income taxes decreased from $1.5 million in the nine months ended September 29, 2000 to zero for the nine months ended September 30, 2001.  The decrease reflects Viant’s expectation of a taxable loss for the full year 2001 compared to Viant’s expectations as of September 29, 2000 of taxable income for the full year 2000.  Realization of deferred tax assets is contingent upon the generation of future taxable income.  Due to the uncertainty of realization of these tax benefits, Viant has provided a valuation allowance for the full amount of its net deferred tax asset as of September 30, 2001.

SUBSEQUENT EVENTS.

             On October 12, 2001, Viant announced that it was undertaking additional cost cutting measures to address the increasingly challenging demand environment. As a result of this restructuring, Viant will reduce its overall headcount to approximately 200 employees by December 31, 2001, of which 145 will be billable consultants. As a result of the restructuring, Viant expects to close its London office by December 31, 2001 and is currently pursuing alternatives to support client efforts abroad. In addition, the Company will significantly scale back its presence in Atlanta and Chicago. Viant expects that the consultants in these areas will primarily support projects in other offices. Viant expects to take a restructuring charge in the fourth quarter of 2001 of approximately $6.0 to $9.0 million, which will consist primarily of severance and related expenses from the reduction in force, and other charges related to lease obligations and capital infrastructure in London, Chicago and Atlanta.

LIQUIDITY AND CAPITAL RESOURCES

             Since inception, Viant has funded its operations and investments in property and equipment through private and public equity financings, bank borrowings and capital lease financing arrangements. Viant's cash and cash equivalents and short-term investments decreased from $185.4 million at December 31, 2000 to $144.7 million as of September 30, 2001, which includes $5.6 million to collateralize letters of credit.

             Cash used by operations during the nine months ended September 30, 2001 was $35.4 million, primarily due to operating losses and a decrease in accrued expenses, partially offset by a decrease in accounts receivable and an increase in the restructuring accrual.  Cash used by investing activities during this period was $10.7 million, primarily due to the purchase of short-term investments and the purchases of property and equipment.

             Viant has a $3.2 million capital lease facility with a leasing company that is secured by the capital assets purchased with the borrowings. Outstanding borrowings under the above credit facility totaled $1.0 million as of September 30, 2001.

Under  the stock repurchase program, Viant has repurchased 1.0 million shares for $5.0 million and 1.1 million shares for $1.3 million for the year ending December 31, 2000 and for the nine months ending September 30, 2001, respectively.

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

NEW ACCOUNTING PRONOUNCEMENTS

             In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS 141 requires use of the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminated the pooling-of-interests method. SFAS 142 is effective for Viant on January 1, 2002 and requires, among other things, the discontinuance of goodwill amortization.  In addition, the standard includes provisions for the reclassification of certain existing recognized intangible assets into goodwill, the reassessment of the useful lives of existing recognized intangible assets, the reclassification of certain intangible assets out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. Since Viant has not previously completed any business combinations, the adoption of SFAS 141 and SFAS 142 will not have any impact on its financial statements.

             In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 is required to be adopted for fiscal years beginning after June 15, 2002. Management is currently determining what effect, if any, SFAS 143 will have on Viant’s financial position and results of operations.

             In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to Be Disposed of. " SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business." SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, on January 1, 2002.  Management is currently determining what effect, if any, SFAS 144 will have on Viant’s financial position and results of operations.

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

Our Revenues Could Be Negatively Affected by the Loss of a Major Client

We derive a significant portion of our revenues from large projects for a limited number of clients.  The loss of any major client could dramatically reduce our revenues. For the three months ended September 30, 2001, our five largest clients accounted for approximately 62% of our revenues. During this period Lehman Brothers and Sony Pictures Entertainment accounted for more than 10% of our revenues and three clients each accounted for more than 5% of our revenues. In the third quarter of 2000, our five largest clients accounted for approximately 35% of our revenues. During such period no clients accounted for more than 10% or our revenues and seven clients each accounted for more than 5% of our revenues.

Fluctuations in our Quarterly Revenues and Operating Results May Lead to Reduced Prices for our Stock

We believe that period-to-period comparisons of our operating results are not necessarily meaningful. You should not rely upon these comparisons or existing statements made by the Company regarding our ability to sustain revenue growth as actual indicators of future performance. Moreover, if our operating results in any future period fall below the expectations of securities analysts and investors, whether these expectations are based upon such comparisons or statements, the market price of our securities would likely decline. For example, on August 31, 2000 we pre-announced to the public that we expected our revenue and per share earnings for the third quarter of 2000 to be less than the market’s expectations. As a result of this pre-announcement, the market price of our securities declined by approximately 40% the following day.  Factors that have caused our results to fluctuate in the past and which are likely to affect us in the future include the following:

•	variability in market demand for the Internet and for professional services;
•	length of the sales cycle associated with our service offerings;
•	the number, size and scope of our projects;
•

the efficiency with which we utilize our employees, including our ability to transition employees from completed engagements to new engagements and our ability to effectively capture additional client projects; and

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

The Professional Services Market is Highly Competitive and Has Low Barriers to Entry. If We Cannot Effectively Compete, Our Revenues May Decline

The professional services market is intensely competitive. We expect competition to intensify even further as this market evolves. Many of our competitors have longer operating histories, more clients, longer relationships with their clients, greater brand or name recognition and significantly greater financial, technical, marketing and public relations resources than we do. As a result, our competitors may be in a stronger position to respond quickly to new or emerging technologies and changes in client requirements. They may also develop and promote their products and services more effectively than we do.  There are relatively low barriers to entry into the professional services market. In addition, we do not own any patented technology that stops competitors from entering the professional services market from providing services similar to ours. As a result, new and unknown market entrants pose a threat to our business. Current or future competitors may develop or offer services that are comparable or superior to ours at a lower price, which could significantly decrease our revenues.

Our Business Will Be Negatively Affected If We Do Not Keep up with the Industry’s Rapid Technological Change, Evolving Industry Standards and Changing Client Requirements

The professional services market is characterized by rapidly changing technology, evolving industry standards and changing client needs. Accordingly, our future success will depend, in part, on our ability to meet these challenges. Among the most important challenges facing us are the need to:

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

We May Face Intellectual Property Claims that May Be Costly to Resolve or Limit Our Ability to Use Intellectual Property in the Future

We are obligated under some agreements to indemnify other parties as a result of claims that we infringe on the proprietary rights of third parties. Although we do not believe that the solutions that we develop for clients infringe on any third-party proprietary rights, we cannot assure you that third parties will not assert infringement claims against us in the future or that these claims will not be successful.  We could incur substantial costs and diversion of management resources to defend any claims relating to proprietary rights. These costs and diversions could cause our business results to suffer. If any party asserts a claim against us relating to proprietary technology or information, we may need to obtain licenses to the disputed intellectual property. We cannot assure you, however, that we will be able to obtain these licenses on commercially reasonable terms or that we will be able to obtain any licenses at all. The failure to obtain necessary licenses or other rights could cause our business results to suffer.  Our business often involves the development of software applications for specific client engagements. We generally retain the right to use any intellectual property that is developed during a client engagement that is of general applicability and is not specific to the client’s project. We also develop software applications for our own internal use and we retain ownership of these applications.  There can be no assurance that clients will not demand assignment of ownership or restrictions on our use of the work that we produce for clients in the future. Issues relating to the ownership of and rights to use software can be complicated and there can be no assurance that disputes will not arise that affect our ability to reuse this software that could harm our business results.

The Reorientation of our Business Model Along Vertical Market Segments Could Negatively Affect our Business Results

We revised our business model to focus on certain identified vertical market segments, as evidenced by our Media and Entertainment and Financial Services practice groups. We believe that this alteration of our business model has certain risks including the following:

•	difficulty in transitioning and organizing our resources into vertical practice groups;
•	expense in developing or obtaining the appropriate people and skill sets to serve the specialized demands of the segments;
•	expense in obtaining relevant segment knowledge;
•	inability to establish vertical practice groups in additional market segments; and
•	reliance upon industries in a few specified segments.
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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

             From time to time, Viant may be involved in litigation incidental to the conduct of its business. On March 21, 2001, pursuant to the terms of our Master Services Agreement, we received a demand for arbitration from a client, Groceryworks.com, Inc., a Texas-based provider of at-home groceries. Groceryworks contends that Viant failed to provide the quality of work necessary for the  engagements and that it failed to meet its commitments under the statements of work or the Master Services Agreement. Viant denies Groceryworks’ allegations, believes that they are without merit and intends to defend itself vigorously in the arbitration.

             On July 16, 2001, the first of several purported securities class action lawsuits was filed in the United States District Court, Southern District of New York against certain underwriters involved in Viant's initial public offering, Viant, and certain of Viant's current and former officers and directors.  The Court consolidated the cases into case number 01 Civ. 6403.  Plaintiffs allege, among other things, violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 involving undisclosed compensation to the underwriters, and improper practices by the underwriters and seek unspecified damages.  Viant denies these allegations, believes they are without merit and intends to defend itself vigorously.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

             The following information is provided as an amendment to the initial report regarding the use of proceeds from the sale of common stock under the Company's Registration Statement on Form S-1 (SEC file number 333-76049), which was declared effective on June 17, 1999. The information provided is for the period from June 18, 1999 through September 30, 2001.

September 30, 2001
Operating expenses:
Professional services	$16,297
Sales and marketing	3,807
General and administrative	5,619
25,723

Cash, cash equivalents and short term investments	144,729

Total	$170,452

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

             (a)  Exhibits

3.1 c ++ Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock

3.3 ++ Preferred Stock Rights Agreement, dated as of March 27, 2001

++ Incorporated by reference to the Registration Statement on Form 8-A filed with the Securities and Exchange Commission on April 20, 2001

             (b)  Reports on Form 8-K

             No reports were filed on Form 8-K during the three months ended September 30, 2001.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIANT CORPORATION

	By	/s/ Robert L. Gett

Robert L. Gett
President and Chief Executive Officer
Director
Date: November 8, 2001

	By	/s/ M. Dwayne Nesmith

M. Dwayne Nesmith
Vice President and
Chief Financial Officer
Date: November 8, 2001