Form 10-K
period 2001-12-31
VIANT CORP
filed 2002-04-01
CIK 1028122

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 0-26303

VIANT CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE (State or other Jurisdiction of Incorporation or Organization)	77-0427302 (I.R.S. Employer Identification No.)
89 SOUTH STREET, BOSTON, MA (Address of Principal Executive Offices)	02111 (Zip Code)

(617) 531-3700
Registrant's Telephone Number, Including Area Code

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
COMMON STOCK, $.001 PAR VALUE PER SHARE
(Title of Class)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☐

        The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $65,656,000 on March 27, 2002 as reported by the Nasdaq National Market System. Shares of voting stock held by each officer and director and each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. There were approximately 48,997,000 shares of Common Stock outstanding as of March 27, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Company's Proxy Statement for the Annual Meeting of Shareholders tentatively scheduled on June 7, 2002 are incorporated by reference in Items 10, 11, 12 and 13 of Part III of this Report.

VIANT CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

ITEM I. BUSINESS

Overview

        Viant was incorporated in 1996. Viant is a professional services firm that helps global companies identify and solve complex business problems with digital solutions. Viant creates value by deploying integrated teams of strategists, creative designers and technologists to work closely with the client to develop and implement solutions that address challenges facing businesses today. Viant focuses upon service offerings related to collaboration networks, knowledge portals and the leverage of intellectual property as a way to assist its clients in improving business process and increasing revenue productivity.

The Viant Solution

Integrated Approach

        Viant combines three core disciplines—strategic consulting, creative design and technology—to help clients solve complex business problems with digital solutions. Viant delivers its services for each project through a multi-disciplinary team of strategists, creative designers and technologists, who, along with dedicated project managers and engagement managers, work closely with the client to develop and implement these solutions. Viant believes that this integrated approach enables it to deliver comprehensive digital solutions which can be implemented seamlessly and efficiently.

Viant Service Model

        We use the Viant Service Model to identify, organize and address the broad-ranging and complex business problems of clients. The service model divides engagements into three well-defined phases—Envision, Experience, and Launch—which provide our multi-disciplinary teams with a consistent yet flexible service approach to developing client-specific digital solutions. The Viant Service Model takes a client efficiently from strategy all the way through implementation. Our approach identifies and prioritizes initiatives, delivers them to market, captures valuable market experience and feedback, and immediately applies this feedback to refine the solution. The Viant Service Model also allows us to identify, capture, and reuse valuable digital frameworks, designs, processes and techniques which we develop in our client projects.

Industry Expertise

        Viant believes that an industry-specific knowledge base helps the company deliver valuable, long-term digital solutions, and better aligns our professional expertise with industry requirements. We believe our experience and expertise in specific industries provides clients in those industries with solutions that will improve their business processes and competitive positions. Currently, we are focusing on the following vertical markets: Financial Services, Media and Entertainment and Pharmaceutical/Healthcare.

Viant Culture

        Viant's culture is founded on professional growth, rapid multi-disciplinary learning, enterprise-wide knowledge-sharing and extensive client contact. Employees are evaluated not only on their individual performance, but also on how well they teach other employees and share knowledge.

Viant's Strategy

        Viant's goal is to build upon its position as a provider of professional services to global companies. To achieve this goal, Viant is pursuing the following strategies:

Expand Existing Client Relationships and Attract New Clients

        We focus on delivering high quality digital solutions to help our clients solve their complex business issues and achieve their business objectives. We believe this focus on client satisfaction increases the opportunities for follow-on engagements with existing clients and referrals for engagements with new clients. Viant also plans to continue to build its brand recognition and expand its skill set to acquire new clients seeking comprehensive digital solutions.

Retain the Highest Quality Employees

        To deliver integrated strategy, creative and technology services, we must selectively hire and retain high-quality employees who possess a broad range of experience and knowledge. A variety of training programs and technologies accelerates the dissemination of knowledge among employees and instills an understanding of Viant's culture and shared values. Viant's culture provides long-term appeal for its employees by providing extensive client contact and allowing them to pursue mastery of one discipline or gain a broad exposure across two or more disciplines. Viant believes that equity ownership is an important component of employee compensation. As a result, all Viant employees are granted options to purchase Viant stock upon commencement of employment.

Leverage Company-Wide Knowledge

        Viant's multi-disciplinary teams gain valuable experience and knowledge through client engagements. Viant's culture, systems and processes promote the sharing of this knowledge throughout the company. Viant has developed a proprietary knowledge sharing and collaboration system, consisting of electronic documents and shared workspaces. During every client engagement, Viant project teams seek to expand Viant's knowledge base by identifying innovative processes, techniques and analyses that they believe will be valuable to other project teams. The system enables:

  •
  efficient distribution of company-wide knowledge and experience;

  •
  reuse of processes and knowledge from past projects;

  •
  acceleration and enhancement of professional development; and

  •
  close collaboration and knowledge sharing with clients during projects.

        The client benefits from Viant's system by gaining access to a broad array of proven assets, methods and project experience. Viant benefits from this knowledge sharing strategy through the reuse of processes, components and methodologies.

Continue to Refine our Operating Systems and Processes

        Viant has built and continues to refine its management processes and supporting systems in order to streamline and standardize operations. These include systems and processes for:

  •
  relationship management;

  •
  knowledge sharing;

  •
  recruiting and career management;

  •
  project staffing; and

  •
  accounting and financial management.

        Viant believes that these systems and processes have allowed it to effectively manage its daily operations.

Strengthen Sector Presence

        Viant has offices in Boston, Los Angeles and New York. Viant is focusing on developing a deeper understanding of the complex challenges and issues facing business in selected industry sectors, and how its professional expertise and skills can best align with and service the longer-term needs of those businesses. Viant combines its deep sector knowledge with its broad knowledge base related to the design and development of digital solutions, in order to effectively identify, organize and solve complex business issues for our clients. Although our primary focus is on clients in the financial services, media and entertainment, and pharmaceutical/healthcare sectors, during 2001, we executed engagements for clients in the following industries:

  •
  financial services;

  •
  media and entertainment;

  •
  consumer goods/retail;

  •
  energy;

  •
  pharmaceutical/healthcare; and

  •
  technology.

Viant Service Model

        The Viant Service Model is comprised of three distinct, customizable and iterative phases, which facilitate the rapid delivery of digital solutions. They are called Envision, Experience, and Launch. Viant works with the client to understand their specific business needs and determine the most appropriate activities within each phase of the service model. Each phase takes approximately 60-90 days, is provided on either a fixed-price, fixed-time or time and materials basis and involves the three core disciplines of strategic consulting, creative design and technology. These phases may be repeated as required to refine and deliver the digital solution.

Envision

        During the first phase, ENVISION, project teams examine the client's marketplace, including competitors, customer needs and brand identity. Viant identifies and organizes the client's core business objectives based on Viant's integrated perspective of customer behavior and needs, competitive dynamics and technology trends and issues. Viant works with the client to establish a focused objective—for example, gain value from richer customer interactions, strengthen channel relationships or increase output through improved employee productivity—and a comprehensive set of digital solutions to achieve this objective.

        Once this set of solutions is identified and articulated, Viant works with the client to further analyze and prioritize the potential options by:

  •
  defining the decision framework and criteria to select near-term and long-term business needs;

  •
  developing a profile of the client's capabilities and comparing those capabilities against the requirements of each solution;

  •
  performing a rigorous business case analysis to determine which solutions to pursue; and

  •
  creating a conceptual design to help visualize the solutions.

        At the end of this phase, Viant delivers an action plan that is understood and supported by key managers throughout the client organization and is grounded in the client's business strategy. The action plan outlines specific digital solutions and their expected benefits. The plan also identifies the work needed to determine the solutions' requirements.

Experience

        In the second phase, EXPERIENCE, the project team utilizes the action plan from Envision and carefully investigates the digital solutions through market tests. The project team creates an initial layout and subsequent prototypes of the digital solutions. These prototypes can then be tested with the client's existing and potential users. The testing process allows clients to incorporate user feedback into the digital solutions.

        Another important aspect of the Experience phase is the continued assessment of prototypes against the client's broad business strategy, internal operations and processes, marketing initiatives and technology systems. Viant helps the client refine its initial business objectives and action plan into a better defined digital solution and Launch plan.

Launch

        In the third phase, LAUNCH, activities center on creating the capabilities needed not only to implement a digital solution, but also to establish that digital solution as an ongoing and integrated dimension of the client's business operations. Project teams build and deploy the digital solution through incremental releases. Project teams perform rigorous testing on each release to ensure proper functioning and reliability. Viant trains the client throughout the Launch phase thereby enabling the client to manage ongoing maintenance once the digital solution is complete. Activities in this phase include:

  •
  development of software applications;

  •
  integration between the digital solution and the client's existing technology systems;

  •
  refinement of the client's business and strategy, based on operational needs and ongoing customer feedback;

  •
  management of changes in work processes;

  •
  rigorous testing of the digital solution to ensure reliability and proper functionality; and

  •
  transitioning the digital solution to client personnel for ongoing maintenance and revision.

Benefits of the Viant Service Model

        The Viant Service Model provides us with considerable benefits and advantages including:

  •
  A consistent approach for the effective delivery of all of Viant's services. This approach is taught to all Viant consultants and

  •
  Standard methods to identify and capture valuable reusable assets developed in client projects. These reusable assets include proprietary frameworks, designs, methodologies, tools, processes, techniques, and software.

        Viant also believes that the service model provides benefits to clients, which include:

  •
  COMPLETENESS.  The Viant Service Model incorporates all the elements needed to design and implement effective digital solutions, including the creation of the business objectives, design of a business organization, layout of the technical architecture, implementation of the digital solutions and the introduction of the redesigned business processes. The Viant Service Model provides clients with an integrated set of activities that effectively move them from analysis through execution.

  •
  RISK MITIGATION.  The Viant Service Model relies on proven frameworks, designs, methodologies, tools, processes, techniques and software. As a result, clients benefit from reliable mechanisms that can be used to identify and manage project risk and to ensure the quality delivery of digital solutions, on time and within budget.

  •
  EFFICIENCY.  The Viant Service Model takes a client efficiently from strategy all the way through implementation, avoiding costly hand-offs that typically occur when a client uses one consulting team or firm for strategy and operations, another for creative design and marketing, and a third for systems development and integration. Clients utilizing the Viant Service Model gain a benefit by rapidly getting the right digital solutions to achieve their business objectives.

  •
  INNOVATION.  The Viant Service Model draws on multi-disciplinary teams of strategic consulting, creative design and technology experts. Clients benefit by having innovative ideas formed from three, distinct disciplinary perspectives, and from having these perspectives integrated early and throughout all phases of the engagement.

  •
  ALIGNMENT.  The Viant Service Model draws on key representatives from various functional areas within the client's organization, including marketing, information technology, strategy and operations. As a result, the strategy and execution receives deep and broad support across the client organization. This organizational support helps to ensure that digital solutions and investments are aligned with the client's business objectives.

  •
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

Sales and Marketing

        Viant markets its professional services through sales professionals and consultants located in Boston, Los Angeles and New York. Viant believes that this regional sales focus combined with our industry expertise and local service approach allows Viant to develop strong market presence and name recognition in each of our local markets. Viant's sales professionals operate through a coordinated and structured process to evaluate large numbers of prospective clients, target qualified prospects and secure new engagements. Viant primarily markets its services to Global 2000 corporations.

        Our sales efforts are supplemented by marketing and communications activities that we pursue to further build Viant's brand name and recognition in the marketplace. These activities include the creation and publication of thought capital, a media relations program, public speaking opportunities, attendance at industry conferences and business events and sales and marketing materials.

Significant Clients

        We derive a significant portion of our revenues from large projects for a limited number of clients. In 2001, our five largest clients accounted for approximately 55% of our revenues. During this period, Sony Pictures Entertainment and Lehman Brothers each accounted for more than 10% of our revenues. In 2000, our five largest clients accounted for approximately 28% of our revenues. During this period, no client accounted for more than 10% of our revenues. In 1999, our five largest clients accounted for approximately 48% of our revenues. During this period, Compaq Computer Corporation and BankBoston each accounted for more than 10% of our revenues.

Fixed-Price and Fixed-Time

        To date, in most of our engagements, Viant charges a fixed price for its services and provides the client with a substantive deliverable within a predetermined timeframe. Viant believes that many clients favor fixed-price, fixed-time contracts because they focus on clearly defined deliverables and permit the client to more accurately manage project costs. These contracts also create incentives for Viant to finish within budgeted timeframes, thereby more closely aligning interests with the clients.

Competition

        Viant competes in the professional services market, which is intensely competitive. Viant expects competition to intensify as the market evolves. Viant believes that the competitors fall into several categories, including the following:

  •
  professional service firms, such as, Dimension Data/Proxicom, Razorfish and Scient;

  •
  technology integrators, such as, Accenture, Cap Gemini Ernst & Young, Deloitte Consulting, EDS, IBM, KPMG Consulting, PwC Consulting and Sapient;

  •
  strategic consulting firms, such as, Bain, Booz-Allen & Hamilton, Boston Consulting Group, Diamond Cluster and McKinsey.

        Many of Viant's competitors have longer operating histories, larger client bases, longer relationships with clients, greater brand or name recognition and significantly greater financial, technical, marketing and public relations resources than Viant.

        Viant believes that the principal competitive factors in the professional services market are: the provision of integrated services, breadth of service offerings, with focus on business value and a referenceable customer base. Viant believes that its service model allows it to compete favorably in all of the above areas.

        There are relatively low barriers to entry into the professional services market. As a result, new market entrants pose a threat to Viant's business. Existing or future competitors may develop or offer services that are comparable or superior to ours at a lower price, which could have a material adverse effect on our business, financial condition and results of operations.

People and Culture

        Viant had 405 employees at the end of 1999, 621 employees at the end of 2000 and 197 employees as of December 31, 2001. None of Viant's employees is represented by a labor union and Viant believes its employee relations are excellent.

        Viant recognizes that its employees are key to its future success. This future success is based on the following factors:

  •
  a strong corporate culture reinforced through our professional development and knowledge sharing emphasis;

  •
  on-going personal and professional development;

  •
  equity ownership for all employees; and

  •
  effective recruiting that attracts bright, creative and entrepreneurial candidates

Philosophy

        Viant's personnel and culture philosophy is simple: to provide every employee with an environment for professional growth and development. Viant believes that intelligent and motivated individuals achieve their full potential by collaborating with high-caliber professionals in a work environment charged with creativity and innovation. Viant also believes that individual learning is accelerated when the firm's collective knowledge and experience is shared in a team environment that is stimulating, challenging and fun.

Training and Development

        Viant's training and professional development programs advance the skills of its employees and enable Viant to deliver high-quality services to its clients. During these programs, employees learn about the culture and values of the firm, gain first-hand experience with Viant's Service Model, expand their skills in project management, sales and in the three core disciplines of strategic consulting, creative design and technology.

Compensation

        Viant's compensation program has been structured to retain highly skilled professionals by offering competitive market base salaries with annual cash bonus opportunities. Each Viant employee receives stock options upon commencement of employment and may receive additional options based upon performance.

ITEM 2. PROPERTIES

        Viant's headquarters are located in 27,728 square feet of leased office space in Boston, Massachusetts. This facility is used by Viant's senior management, administrative, human resources and training personnel as well as the Boston business unit consultants. The lease term extends to December 31, 2003 with a five-year renewal at the option of Viant. In December 2000, Viant entered into a lease for 86,660 square feet of additional space in Boston. The lease term extended through September 2009. In March 2002, Viant exercised a lease buy-out option in association with this lease. Additionally, Viant leases 34,923 square feet in Atlanta, 14,578 square feet in Chicago, 17,576 square feet in Dallas, 50,220 square feet in Los Angeles, 32,824 square feet in London, 8,073 square feet in Munich, 25,000 square feet in New York, 23,466 square feet in San Francisco and 19,053 square feet in Mountain View, CA. The Atlanta lease term extends through January 31, 2008. The Chicago lease term extends through March 31, 2004. The Dallas lease term extends to November 30, 2004 with a five-year renewal for 12,160 square feet, at the option of Viant. The Los Angeles lease term extends to December 31, 2008, with a five-year renewal at the option of Viant. The London lease extends to June 30, 2003. The Munich lease term extends to August 31, 2002. The New York lease term extends to November 30, 2007 with a ten-year renewal at the option of Viant. The San Francisco lease term extends to August 31, 2003 with a five-year renewal at the option of Viant. The Mountain View, CA lease term extends through June 30, 2005. During 2001, Viant also leased 20,001 square feet in Houston. The Houston lease term extended through March 31, 2007. In July 2001, Viant exercised a lease buy-out option in association with this lease. In connection with the reductions in force announced in December 2000, March 2001 and October 2001, Viant has consolidated office space in some United States cities and has closed its offices in Atlanta, Chicago, Dallas, Houston, London, San Francisco and Munich. Viant intends to sublet or negotiate a buy-out of the office space associated with these closings to defray these operating lease commitments.

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

        Similar complaints were filed in the same court against numerous public companies that conducted initial public offerings ("IPO's") of their common stock since the mid-1990s. All of these lawsuits were consolidated for pretrial purposes before Judge Shira Scheindlin of the United Sates District Court for the Southern District of New York. Judge Scheindlin has ordered that the time for all defendants to respond to any complaint be postponed until further order of the Court. Thus, Viant has not been required to answer the complaint, and no discovery has been served. Viant denies the allegations against it, believes they are without merit and intends to defend itself vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers of the Registrant

        Our executive officers as of April 1, 2002 are as follows:

Name	Age	Position with Viant
Robert L. Gett	51	Chairman and Chief Executive Officer
Bruce Shoger	54	President and Chief Operating Officer
M. Dwayne Nesmith	39	Vice President and Chief Financial Officer
Christopher Newell	51	Vice President and Chief Knowledge Officer
Diane M. Hall	39	Vice President and Chief Delivery Officer

        Robert L. Gett has served as Chairman of the Board, Chief Executive Officer and director of Viant since December 2001. From November 1996 to December 2001, Mr. Gett served as President and Chief Executive Officer and director of Viant. From August 1990 to October 1996, Mr. Gett was the President-North America and was on the board of directors for Cambridge Technology Partners (Massachusetts), Inc., a technology consulting and systems integration firm. From April 1988 to July 1990, Mr. Gett was President of Fidelity Software Development Company, a subsidiary of Fidelity

Investments, a financial services company. From January 1982 to March 1988, Mr. Gett served as Managing Director and Chief Information Officer of Smith Barney, Inc., a financial services company. Mr. Gett holds a BS in Mathematics from Indiana University of Pennsylvania and an MS in Technology Management from American University.

        Bruce Shoger has served as President and Chief Operating Officer of Viant since January 2002. From June 1999 to February 2001, Mr. Shoger was the Chief Operating Officer of Ernst & Young Applications Services LLC, a wholly owned subsidiary of Cap Gemini Ernst & Young LLC. From October 1996 to February 2001, Mr. Shoger was a partner for Ernst and Young. Mr. Shoger received his B.S. degree in Business Management from Northern Illinois University.

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

        Christopher Newell has served as Vice President and Chief Knowledge Officer of Viant since April 1999. From January 1994 to March 1999, Mr. Newell founded and served as Executive Director for the Lotus Institute, the research and executive education division of Lotus Development Corporation, a software company. From October 1988 to January 1994, Mr. Newell served as Director of Organizational Development and Training for Lotus Development Corporation. From October 1998 to March 1999, Mr. Newell served as the Co-Director of the IBM Institute for Knowledge Management. Mr. Newell holds a BA in Psychology from Wheeling Jesuit College, an MS in Counseling Education from Suffolk University, and a PhD in Psychology from Massachusetts School of Professional Psychology.

        Diane M. Hall has served as Vice President and Chief Delivery Officer since January 2001. From April 1999 to January 2001, she served as Viant's Vice President and Chief People Officer, from January 1998 to April 1999, she served as Viant's Vice President and Chief People and Knowledge Officer, and from March 1997 to January 1998, she served as Viant's Vice President and Chief Knowledge Officer. From March 1996 to March 1997, Ms. Hall was an independent business and technology consultant. From August 1993 to March 1996, Ms. Hall was a Senior Director at Cambridge Technology Partners (Massachusetts), Inc. Ms. Hall holds a BS in Computer Science from the University of Massachusetts at Lowell.

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

Our Business May Be Negatively Impacted If We Fail to Accurately Estimate the Time and Resources Necessary for the Performance of our Services

        We enter into fixed-price, fixed-time contracts, as well as contracts in which the client pays us on a time and materials basis. If we fail to accurately estimate the resources required for a fixed-price, fixed-time project or fail to satisfy our contractual obligations in a manner consistent with the project plan, then our costs to complete the project could increase substantially. We have occasionally had to commit unanticipated additional resources to complete projects, and we may have to take similar action in the future.

If Clients do not Rehire us for New Projects, or They Terminate or Reduce the Scope of Existing Projects, our Revenues May Decline

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

Our Revenues Could Be Negatively Affected by the Loss of a Major Client

        We derive a significant portion of our revenues from large projects for a limited number of clients. The loss of any major client could dramatically reduce our revenues. For the year ended December 31, 2001, our five largest clients accounted for approximately 55% of our revenues. During this period six clients accounted for more than 5% of revenues, of which Lehman Brothers and Sony Pictures Entertainment accounted for more than 10% of our revenues. In 2000, our five largest clients accounted for approximately 28% of our revenues. During such period no clients accounted for more than 10% or our revenues and two clients each accounted for more than 5% of our revenues.

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

  •
  the number, size and scope of our projects; and

  •
  the efficiency with which we utilize our employees, including our ability to transition employees from completed engagements to new engagements and our ability to effectively capture additional client projects.

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

Our Business Will Be Negatively Affected If We Do Not Keep up with the Industry's Rapid Technological Change, Evolving Industry Standards and Changing Client Requirements

        The professional services market is characterized by rapidly changing technology, evolving industry standards and changing client needs. Accordingly, our future success will depend, in part, on our ability to meet these challenges. Among the most important challenges facing us are the need to:

  •
  effectively use leading technologies;

  •
  continue to develop our strategic, creative and technical expertise;

  •
  influence and respond to emerging industry standards and other technological changes;

  •
  enhance our current service offerings;

  •
  develop new service offerings that meet changing customer needs; and

  •
  advertise and market our services.

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

The Focus of Our Business Model Along Vertical Market Segments Could Negatively Affect our Business Results

        Our business model is focused on certain identified vertical market segments, such as, Financial Services, Media and Entertainment and Pharmaceutical/Healthcare. We believe that this focus has certain risks including the following:

  •
  development or acquisition of the appropriate people and skill sets to serve the specialized demands of the segments;

  •
  expense in obtaining relevant segment knowledge;

  •
  inability to establish vertical expertise in additional market segments; and

  •
  reliance upon industries in a few specified segments.

        Any of these factors or other factors not enumerated here could damage our business results.

Provisions of Our Charter, By-Laws and Shareholder Rights Plan May Delay or Prevent Transactions that Are in Your Best Interests

        Our certificate of incorporation and bylaws state that any action that can be taken by stockholders must be done at an annual or special meeting and may not be done by written consent, and require reasonable advance notice of a stockholder proposal or director nomination. The chairman of the board, the chief executive officer, the president or the board of directors are the only ones who may call a special meeting. The certificate of incorporation and bylaws also provide for a classified board of directors, and provide that members of the board of directors may be removed by the vote of the holders of at least a majority of the shares entitled to vote for that director. In addition, the board of directors has the authority, without further action by the stockholders, to fix the rights and preferences of and issue 5,000,000 shares of preferred stock, and on March 27, 2001, our board of directors approved and adopted a preferred stock rights agreement pursuant to which each of our stockholders of record on April 30, 2001 received the right to buy a share of our newly created Series A Junior Participating Preferred Stock upon the occurrence of certain events triggered by third parties. The provisions of our certificate of incorporation, bylaws and preferred stock rights agreement may have the effect of deterring hostile takeovers or delaying or preventing changes in control of management, including transactions in which you might otherwise receive a premium for your shares. In addition, these provisions may limit your ability to approve other transactions that you find to be in your best interests.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        (a)(1)    Market Price of Common Stock

        Viant's Common Stock is quoted on the Nasdaq National Market System under the symbol "VIAN." The following table sets forth for the periods indicated the high and low sale prices for Viant's Common Stock and has been adjusted to reflect Viant's 2-for-1 stock split in the form of a dividend paid to stockholders of record on February 8, 2000.

	2001		2000
	HIGH	LOW	HIGH	LOW
First Quarter	$4.94	$2.31	$60.25	$31.00
Second Quarter	$2.65	$1.48	$36.00	$16.14
Third Quarter	$1.81	$1.13	$42.69	$5.13
Fourth Quarter	$1.72	$1.11	$7.00	$2.97

        On March 27, 2002, the last reported sale price of Viant's Common Stock was $1.34 per share. As of March 27, 2002, there were 295 holders of record of the Common Stock.

        Viant has never declared or paid any cash dividend on its capital stock. Viant currently intends to retain any future earnings and therefore does not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

        (1)  Since our incorporation and as of December 31, 2001, we have issued options to purchase an aggregate of 33,341,364 shares of common stock, net of cancellations of 16,475,402 shares, with exercise prices ranging from $0.025 to $58.75 per share. Since our incorporation and as of December 31, 2001, options to purchase 9,163,592 shares of common stock have been exercised for an aggregate consideration of $5,490,468.

        (2)  From November 4, 1998 to February 1, 1999 we issued 3,168,704 shares of Series D preferred stock to 31 investors and employees for an aggregate consideration of $20,248,019.

        No underwriters were employed in connection with any of the transactions set forth above.

        The issuances of securities described in item (1) were deemed to be exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) or Rule 701 promulgated thereunder as transactions pursuant to compensatory benefit plans and contracts relating to compensation. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions. All recipients either received adequate information about the Registrant or had access, through employment or other relationships, to such information.

Use of Proceeds
(Unaudited)

        The following information is provided as an amendment to the initial report on Form SR, "Report of Sales of Securities and Use of Proceeds Therefrom," regarding the use of proceeds from the sale of common stock under the Company's Registration Statement on Form S-1 (SEC file number 333-76049), which was declared effective on June 17, 1999. The information provided is for the period from June 17, 1999 through December 31, 2001.

        During this period, Viant utilized $32,693,000 million of our proceeds from our Initial Public Offering and Secondary Offering in 1999 totaling $170,452,000. Viant used approximately $3,414,000 million in connection with our restructuring actions and the remaining $29,279,000 million in connection with working capital for the operation of our business. None of the proceeds were used as finder's fees or other payments to any of our directors officers or other affiliates, except for payments we made in the ordinary course of business to our directors and officers for directors' fees, salary and bonus out of our working capital.

ITEM 6. SELECTED FINANCIAL DATA

        The selected financial data set forth below should be read in conjunction with Viant's consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K filing. Selected financial data as of and for each of the five fiscal years in the period ended December 31, 2001 have been derived from Viant's audited consolidated financial statements. The historical results are not necessarily indicative of the operating results to be expected in the future. Viant's fiscal year 1998 ended on January 1, 1999.

	Years Ended
	December 31, 2001	December 31, 2000	December 31, 1999	January 1, 1999	December 31, 1997
	(in thousands, except per share data)
Statement of Operations Data:
Net revenues	$34,606	$127,162	$61,332	$20,043	$8,808
Operating expenses:
Professional services	35,755	57,779	28,509	11,250	4,530
Sales and marketing	7,228	11,217	6,688	3,324	1,577
General and administrative	35,813	53,402	22,837	10,365	6,298
Research and development	1,631	5,229	3,623	1,429	581
Restructuring	31,015	6,028	—	—	—

Total operating expenses	111,442	133,655	61,657	26,368	12,986

Loss from operations	(76,836)	(6,493)	(325)	(6,325)	(4,178)
Interest and other income (expense), net	4,844	7,478	1,793	(162)	98

Income (loss) before income taxes	(71,992)	985	1,468	(6,487)	(4,080)
Provision for income taxes	—	3,448	57	—	—

Net income (loss)	$(71,992)	$(2,463)	$1,411	$(6,487)	$(4,080)

Net income (loss) per share:
Basic	$(1.44)	$(0.05)	$0.05	$(0.88)	$(0.59)
Diluted	$(1.44)	$(0.05)	$0.04	$(0.88)	$(0.59)
Shares used in computing net income (loss) per share:
Basic	49,944	48,049	27,208	7,362	6,936
Diluted	49,944	48,049	31,904	7,362	6,936
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$137,759	$185,387	$188,176	$18,811	$6,174
Working capital	114,988	178,519	187,084	17,622	4,517
Total assets	154,100	231,682	214,226	29,753	10,318
Capital lease obligations, net of current portion	114	855	1,533	2,237	670
Total stockholders' equity	124,255	197,683	193,079	19,665	6,006

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

Overview

        Viant is a professional services firm that helps global companies identify and solve complex business problems with digital solutions. Viant creates value by deploying integrated teams of strategists, creative designers and technologists to work closely with the client to develop and implement solutions that address challenges facing businesses today. Viant focuses upon service offerings related to collaboration networks, knowledge portals, and the leverage of intellectual property as a way to assist its clients in improving business processes and increasing revenue productivity.

        The market for our professional services has declined significantly and sales cycles have lengthened. As a result of these effects, our revenues for the fourth quarter of 2001 decreased by 82% as compared to our revenues for the fourth quarter of 2000 and by 31% as compared to our net revenues for the third quarter of 2001. Viant's net loss increased from $2.5 million in 2000 to $72.0 million in 2001. Viant expects to continue to incur net losses in 2002. In response to these business conditions, Viant undertook restructuring actions to reduce headcount and close offices in December 2000, March 2001 and October 2001. Although Viant used cash in operations of $41.5 million in the year ended December 31, 2001, Viant had cash, cash equivalents and short-term investments of $137.8 million remaining at December 31, 2001. Viant believes that its current cash, cash equivalents and short-term investments will be sufficient to meet Viant's working capital and capital expenditure requirements for at least the next 24 months.

        Viant's revenues and earnings may fluctuate from quarter to quarter based on such factors within and outside its control, including: the variability in market demand for the Internet and for professional services, the length of the sales cycle associated with our service offerings, the number, size and scope of our projects, and the efficiency with which we utilize our employees. See "Factors Affecting Viant's Operating Results, Business Prospects and Market Price of Stock—Fluctuations in our Quarterly Revenues and Operating Results May Lead to Reduced Prices for our Stock." Viant does not track backlog information. Any information regarding anticipated future revenue from clients would not be meaningful and potentially misleading.

        The number of Viant employees decreased from 621 as of December 31, 2000 to 197 as of December 31, 2001. Personnel compensation and facilities costs represent a high percentage of Viant's operating expenses and are relatively fixed in advance of each quarter. Accordingly, if revenues do not increase, Viant's business, financial condition or results of operations could be materially and adversely affected. In addition, Viant's liquidity may also be adversely affected if revenues do not increase and Viant is unable to further reduce operating expenses.

        During 2000, Viant changed its fiscal year to coincide with the calendar year. All references herein to the results of operations for 2000 are the actual operating results for the fiscal year ended December 31, 2000. Prior to this change, Viant's fiscal year was the 52-week period ending on the Friday nearest to the last day of December of that year. Had Viant not changed its fiscal year, the fiscal year 2000 would have ended on December 29, 2000; the change of the fiscal year in 2000 had an immaterial effect on the fiscal 2000 results.

Summary of Critical Accounting Policies; Significant Judgments and Estimates

        The discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These items are constantly monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate.

        A summary of those accounting policies that we believe are most critical to fully understanding and evaluating our financial results is set forth below. This summary should be read in conjunction with our Consolidated Financial Statements and the related Notes included elsewhere in this Annual Report on Form 10-K.

  •
  Revenue Recognition and Allowance for Doubtful Accounts.  Viant derives substantially all of its revenues from the performance of professional services. The contracts that it enters into and operates under specify whether the engagement is on a fixed-price or time and materials basis. For each engagement, Viant generally enters into a Master Services Agreement with its clients establishing the legal and general business terms of the relationship. As specific engagements are identified, Viant and the client then enter into separate statements of work that outline the time frame, billing rates and fees applicable to the specific engagement. Typically, these engagements are of a short predetermined time frame, generally lasting three to six months. A member of Viant's senior management team approves all contracts.

      We recognize all of our revenue under written service contracts with our clients. Revenues from time and materials service contracts are recognized as the services are provided. Revenues from fixed-price engagements are recognized using the percentage of completion method based on the ratio of costs incurred to the total estimated project costs. Project costs are based on the direct payroll and associated fringe benefits of the consultants on the engagement plus all direct expenses incurred to complete the engagement that are not reimbursed by the client. The percentage of completion method is used since reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made, based on historical experience and milestones set in the contract. Finance department personnel meet regularly with project managers to discuss the status of the projects and, for fixed-price engagements, the finance department is updated on the budgeted costs and required resources to complete the project. These budgets are then used to calculate revenue recognition and to estimate the anticipated income or loss on the project. In the past, we have been required to commit unanticipated additional resources to complete projects, which have resulted in lower than anticipated profitability or losses on those contracts. We may experience similar situations in the future. Provisions for estimated losses on contracts are made during the period in which such losses become probable and can be reasonably estimated. To date, such losses have not been significant.

      We recognize revenue for services only in those situations where collection from the client is reasonably assured. Our normal payment terms are 30 days from invoice date. For the years ended December 31, 2001 and 2000, our average days sales outstanding for accounts receivable was 61 days and 55 days, respectively. Our project managers and finance personnel continuously monitor timely payments from our clients and assess any collection issues. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our clients to make required payments. We base our estimates on our historical collection experience, current trends, credit policy and percentage of our accounts receivable by aging category. In determining these estimates, we look at historical write-offs of our receivables and review each client's account to identify any specific customer collection issue. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required. Our failure to accurately estimate the losses for doubtful accounts and ensure that payments are received on a timely basis could have a material adverse effect on our business, financial condition and results of operations. As of December 31, 2001 and 2000, $0.8 and $3.0 million, respectively, were provided for doubtful accounts.     In November 2001, FASB issued Topic Number D-103 regarding "Income Statement Characterization of Reimbursements Received for "Out-Of-Pocket" Expenses Incurred." This announcement requires that reimbursements received for out-of-pocket expenses should be characterized as revenue in our statement of operations. We incur incidental expenses in the delivery of services to our clients that in practice are commonly referred to as "out-of-pocket" expenses. These expenses include, but are not limited to, travel and administrative charges. Historically, we have reported our revenues net of these reimbursements; such reimbursements were offset against the related costs of professional services. The provisions of this announcement will be effective for fiscal years beginning after December 15, 2001, and therefore will be adopted by us, as required, on January 1, 2002. Comparative financial statements for prior periods will be reclassified to comply with the guidance of this FASB announcement. Management is currently determining what effect D-103 will have on Viant's financial position and results of operations.

  •
  Restructuring and Other Related Charges.  In accordance with Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Benefits and Other Costs to Exit an Activity" and Staff Accounting Bulletin (SAB) No. 100, "Restructuring and Impairment Charges," we established exit plans for each of the restructuring activities which took place in October 2001, March 2001 and December 2000. These exit plans required that we make estimates as to the nature, timing and amount of the exit costs that we specifically identified. We specifically identified all employees that were terminated and notified them on the date that the action was announced to the public. The consolidation of facilities required us to make estimates, which included contractual rental commitments for office space being vacated and related costs, in addition to future depreciation of the related leasehold improvements, offset by estimated sub-lease income. We review on a regular basis our sub-lease assumptions. These estimates include anticipated rates to be charged to a sub-tenant and the timing of the sub-lease arrangement. We updated our estimates in 2001 because we did not sub-lease certain office space as quickly or at rates as high as originally anticipated, which resulted in additional restructuring charges. If the rental markets continue to change, our sub-lease assumptions may not be accurate and it is possible that changes in these estimates in the near term could materially affect our financial condition and results of operations.

  •
  Accounting for Income Taxes.  We record income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases and operating loss and tax credit carryforwards. Our financial statements contain certain deferred tax assets which have arisen primarily as a result of our history of operating losses incurred, as well as other temporary differences between book and tax accounting. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We evaluate the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. As a result of operating losses incurred to date, anticipated additional operating losses for the first quarter of 2002 and uncertainty as to the extent and timing of profitability in future periods, we recorded a valuation allowance against the full amount of our deferred tax assets as of December 31, 2001. In the event that we are able to determine the realization of our deferred tax assets in the future, an adjustment to the deferred tax assets would increase net income in the period such determination was made. The amount of the deferred tax asset considered realizable is based on significant estimates, and it is possible that changes in these estimates in the near term could materially affect our financial condition and results of operations. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction and as a result of acquisitions.

Effect of Certain Transactions

        We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating parts of our business that are not consolidated into our financial statements. We do not have any arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our liquidity or the availability of our capital resources.

Related Party Transactions

        During 1999, a Viant employee served on the Board of Directors for a client. Viant generated $3,141,000 in revenue from this client during 1999. All work was performed at market rates and was consistent with the terms and conditions of similar Viant contracts, in effect at that time.

Operating and Other Expenses

        Viant's professional services expenses consist primarily of compensation and benefits for employees engaged in the delivery of professional services and all direct expenses related to client projects that are not reimbursed by the client. Sales and marketing expenses consist primarily of compensation, benefits and travel costs for employees in the sales and marketing groups, marketing program costs and an allocation of facilities costs. General and administrative expenses consist primarily of compensation, benefits and travel costs for employees in Viant's management, human resources, finance and administration groups, and facilities costs not allocated to sales and marketing or research and development. Research and development expenses consist primarily of compensation, benefits, research programs and an allocation of facilities costs for employees associated with Viant's innovation groups. Interest and other income (expense), net consists primarily of interest earned on cash and cash equivalents and short and long term investments, interest paid on capital lease obligations and the write-down of long-term investments.

Results of Operations

        The following table sets forth the percentage of net revenues of certain items included in Viant's statement of operations for the periods indicated:

	Years Ended
	December 31, 2001	December 31, 2000	December 31, 1999
Net revenues	100%	100%	100%

Operating expenses:
Professional services	103	45	46
Sales and marketing	21	9	11
General and administrative	103	42	37
Research and development	5	4	6
Restructuring	90	5	—

Total operating expenses	322	105	100

Loss from operations	(222)	(5)	(1)
Interest and other income (expense), net	14	6	3

Income (loss) before income taxes	(208)	1	2
Provision for income taxes	—	3	—

Net income (loss)	(208)%	(2)%	2%

Comparison of Fiscal Years 2001 and 2000

        Net Revenues.    Net revenues decreased 73% from $127.2 million for the year ended December 31, 2000 to $34.6 million for the year ended December 31, 2001. The decrease in net revenues reflects an overall decrease in demand for our professional services and decreases in both the size and number of client engagements for the year ended 2001 versus the year ended 2000. We believe that period-to-period comparisons of our operating results are not necessarily meaningful indicators of future performance. Revenues derived from Viant's three largest clients, as a percentage of total net revenues, increased to 41% in 2001 from 19% for 2000.

        Billings in advance of services performed are recorded as deferred revenues. Viant had $0.7 million in deferred revenue at December 31, 2001 and $5.7 million at December 31, 2000. The decrease in deferred revenues reflects a decrease in demand for professional services. During 2001 and 2000, a majority of Viant's revenues were derived from fixed-price, fixed-time contracts.

        Professional Services.    Professional services expense decreased 38%, from $57.8 million for the year ended December 31, 2000 to $35.8 million for the year ended December 31, 2001. This decrease was primarily due to a reduction in professional services personnel from 467 as of December 31, 2000 to 143 as of December 31, 2001 as a result of two restructurings undertaken by us in March and October 2001, and the corresponding decrease in Viant's compensation and compensation related expenses for such personnel. Professional services expense increased as a percentage of revenues from 45% for 2000 to 103% for 2001. This increase was primarily the result of an overall decrease in the demand of our professional services that resulted in excess capacity, lower utilization of our professional services staff and decreased revenues for the period.

        Sales and Marketing.    Sales and marketing expense decreased 36%, from $11.2 million for the year ended December 31, 2000 to $7.2 million for the year ended December 31, 2001. Reductions in sales and marketing personnel and the corresponding decrease in compensation and compensation related expenses accounted for 28% of the decrease and reductions in Viant's marketing and branding efforts accounted for 71% of the decrease. Sales and marketing expense increased as a percentage of revenues from 9% for 2000 to 21% for 2001. This increase was due to lower revenues generated per sales employee and a decrease in revenues for the year ended 2001 versus the same period in 2000.

        General and Administrative.    General and administrative expense decreased 33%, from $53.4 million for the year ended December 31, 2000 to $35.8 million for the year ended December 31, 2001. The primary contributors to this decrease were reductions in: compensation and compensation related expenses, which accounted for 21% of the decrease, recruiting costs, which accounted for 16% of the decrease, travel costs, which accounted for 28% of the decrease and bad debt expense, which accounted for 23% of the decrease. General and administrative expense increased as a percentage of revenues from 42% for 2000 to 103% for 2001. This increase was primarily the result of a decrease in revenue during the year ended December 31, 2001.

        Research and Development.    Research and development expense decreased 69%, from $5.2 million for the year ended December 31, 2000 to $1.6 million for the year ended December 31, 2001. The primary contributors to this decrease were reductions in: compensation and compensation related expenses, which accounted for 66% of the decrease, travel costs which accounted for 12% of the decrease and research and development programs, which accounted for 16% of the decrease. Research and development expense increased as a percentage of revenue from 4% for 2000 to 5% for 2001. This increase was primarily the result of a decrease in revenue during the year ended December 31, 2001.

        Restructuring.    Restructuring expense increased from $6.0 million for the year ended December 31, 2000 to $31.0 million for the year ended December 31, 2001. On March 27, 2001 and October 12, 2001, Viant announced that it was undertaking additional cost cutting measures to address the increasingly challenging demand environment.

        As a result of the March 27, 2001 announcement and updating its fourth quarter 2000 restructuring estimates, Viant recorded additional restructuring costs of $16.7 million during the first quarter of 2001, consisting of $4.1 million for headcount reductions, $11.6 million for consolidation of facilities and related fixed assets, $6.5 million of which was an update to the fourth quarter 2000 estimated restructuring reserve, and $1.0 million of other restructuring related charges. The change in estimate was the result of the significant softening in the overall commercial real estate market. The $11.6 million for facilities costs represents future minimum facility lease payments net of amounts estimated to be received for subleases This plan resulted in headcount reduction of 211 employees, which was made up of 152 professional services staff and 59 enterprise services staff. The reduction in force was primarily the result of the closure of our Houston, San Francisco and Munich offices.

        As a result of the October 12, 2001 restructuring and updating its previous restructuring estimates, Viant recorded additional restructuring costs of $14.3 million during the fourth quarter 2001, consisting of $1.2 million for headcount reductions, $12.3 million for consolidation of facilities and related fixed assets, $8.6 million of which was an update to previous quarter restructuring estimates, and $0.8 million of other restructuring related charges. This change in estimate was the result of the continued significant softening in the overall commercial real estate market. The $12.3 million for facilities costs represents future minimum facility lease payments net of amounts estimated to be received for subleases. This plan resulted in the headcount reduction of 116 employees, which was made up of 82 professional services staff and 34 enterprise services staff. As a result of the restructuring, Viant closed its Atlanta, Chicago and London offices.

        As of December 31, 2001, $20.8 million remained accrued for restructuring. Of this amount, a $13.6 million cash outlay is expected in the first quarter of 2002, and the remaining cash outlay of approximately $6.7 million, primarily related to real estate lease obligations, is expected to occur over the next 6 years.

        Restructuring reserve activities as of and for the year ended December 31, 2001 was as follows (in thousands):

	Balance December 31, 2000	Expense	Utilization	Balance December 31, 2001
Severance and benefits	$1,135	$5,350	$(6,366)	$119
Facilities	3,786	23,810	(7,029)	20,567
Other	253	1,855	(1,972)	136

Total	$5,174	$31,015	$(15,367)	$20,822

        Interest and Other Income (Expense), Net.    Interest and other income (expense), net decreased 35%, from $7.5 million for the year ended December 31, 2000 to $4.8 million for the year ended December 31, 2001. This decrease was primarily the result of a decrease in income from the investment of cash, cash equivalents and short-term investments due to declining interest rates and the use of these funds for operations, as well as the write off in the first quarter of 2001 of $1.0 million for a note receivable from a potential strategic partner, which is uncollectible, and a write-down of investments totaling $0.7 million for 2001 to account for impairments in certain of its cost-based investments.

        Provision for Income Taxes.    For the year ended December 31, 2001, Viant did not have a provision for income taxes because of Viant's taxable losses during the year. Realization of deferred tax assets is contingent upon the generation of future taxable income. Due to the uncertainty of realization of these tax benefits, Viant has provided a valuation allowance for the full amount of its net deferred tax asset as of December 31, 2001.

Comparison of Fiscal Years 2000 and 1999

        Net Revenues.    Net revenues increased 107%, from $61.3 million for the year ended December 31, 1999 to $127.2 million for the year ended December 31, 2000. The increase in net revenues reflected continued demand for professional services and increases in both the size and number of Viant's client engagements. We believe that period-to-period comparisons of our operating results were not necessarily meaningful indicators of future performance. Revenues derived from Viant's three largest clients, as a percentage of total net revenues, decreased to 19% in 2000 from 35% for 1999.

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

        Professional Services.    Professional services expense increased 103%, from $28.5 million for the year ended December 31, 1999 to $57.8 million for the year ended December 31, 2000. This increase was primarily due to the hiring of additional professional services personnel in the first three quarters of 2000 and the corresponding increase in Viant's compensation and compensation related expenses for such personnel. Professional services expense decreased as a percentage of revenues from 46% for 1999 to 45% for 2000. This decrease was primarily the result of an overall increase in the demand of our professional services that resulted in higher utilization of our professional services staff for the first two quarters of 2000 and increased revenues for the year ended December 31, 2000.

        Sales and Marketing.    Sales and marketing expense increased 68%, from $6.7 million for the year ended December 31, 1999 to $11.2 million for the year ended December 31, 2000. Hiring in sales and marketing personnel and the corresponding increase in compensation and compensation related expenses accounted for 22% of the increase and an increase in the investment in Viant's marketing and branding efforts accounted for 66% of the increase. Sales and marketing expense decreased as a percentage of revenues from 11% for 1999 to 9% for 2000. This decrease was due to higher revenues generated per sales employee and an increase in revenues for the year ended December 31, 2000 versus the year ended December 31, 1999.

        General and Administrative.    General and administrative expense increased 134%, from $22.8 million for the year ended December 31, 1999 to $53.4 million for the year ended December 31, 2000. The primary contributors to this increase were increases in: compensation and compensation related expenses, which accounted for 27% of the increase, facilities and office operating costs, which accounted for 29% of the increase, outside consultants and services including recruiting costs, which accounted for 18% of the increase and travel costs, which accounted for 14% of the increase. General and administrative expense increased as a percentage of revenues from 37% for 1999 to 42% for 2000. This increase was primarily the result of higher infrastructure support costs versus revenue growth for the year ended December 31, 2000.

        Research and Development.    Research and development expense increased 44%, from $3.6 million for the year ended December 31, 1999 to $5.2 million for the year ended December 31, 2000. The primary contributors to this increase were increases in: compensation and compensation related expenses, which accounted for 58% of the increase, research and development programs, which accounted for 15% of the increase and travel costs, which accounted for 15% of the increase. Research and development expense decreased as a percentage of revenue from 6% for 1999 to 4% for 2000. This decrease was primarily the result of higher revenue growth versus research and development expense for the year ended December 31, 2000.

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

        Restructuring reserve activities as of and for the year ended December 31, 2000 was as follows (in thousands):

	Expense	Utilization	Balance December 31, 2000
Severance and benefits	$1,744	$(609)	$1,135
Facilities	4,025	(239)	3,786
Other	259	(6)	253

Total	$6,028	$(854)	$5,174

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

Liquidity and Capital Resources

        Since inception, Viant has funded its operations and investments in property and equipment through private and public equity financings, bank borrowings and capital lease financing arrangements. Viant's cash, cash equivalents and short-term investments decreased from $185.4 million as of December 31, 2000 to $137.8 million as of December 31, 2001, which includes $5.6 million to collateralize letters of credit.

        Cash used by operations during 2001 was $41.5 million, primarily due to operating losses offset by a decrease in accounts receivable and an increase in the restructuring accrual. Cash used by investing activities during 2001 was $54.3 million primarily due to the purchase of short-term investments offset by maturities of short-term investments and the cash outlay of $3.2 million for purchases of property plant and equipment.

        Viant's cash, cash equivalents and short-term investments decreased to $185.4 million as of December 31, 2000 from $188.2 million as of December 31, 1999. This decrease is primarily due to non-cash related activity offset by the operating loss for 2000.

        Financial instruments that potentially subject Viant to concentrations of credit risk consist primarily of cash equivalents, short-term investments and accounts receivable. Substantially all of Viant's cash equivalents and short-term investments are held at high credit quality financial institutions. Accounts receivable are typically unsecured and are derived from revenue earned from clients primarily located in the United States. Viant performs ongoing credit evaluations of its clients' financial condition and maintains reserves for potential credit losses based upon the expected collectibility of total accounts receivable.

        In March 1998, Viant entered into an agreement with a leasing company which provides for capital lease borrowings related to equipment purchases up to $3,250,000 at an interest rate of 10.9%, which expired in December 1999. Pursuant to the agreement, Viant issued warrants to purchase 35,986 shares of Series C preferred stock at $3.625 per share which expires five years from the date of an underwritten initial public offering of common stock. The value ascribed to these warrants was not material to Viant's financial position or results of operations. This capital lease facility is secured by the capital assets purchased with the borrowings. Outstanding borrowings under the above credit facility totaled $0.9 million and $1.5 million as of December 31, 2001 and 2000, respectively.

        Viant leases office facilities and certain equipment under operating and capital leases, respectively. Viant is party to letters of credit in support of their minimum future lease payments under leases for permanent office space amounting to $5,638,000 as of December 31, 2001, declining annually. These letters of credit are collateralized in equal amount by short-term certificates of deposit.

        In March 2002, Viant announced that it had eliminated a $32.2 million real estate obligation through the buyout of a Boston lease agreement. In connection with the lease buy-out, Viant paid a total of $11.9 million against its total lease obligation outstanding as of December 31, 2001. The $11.9 million payment amount was accrued in Viant's restructuring reserve as of December 31, 2001. The agreement included the cancellation of an outstanding letter of credit in the amount of $3.7 million, effectively reducing amounts collateralizing letters of credit to $1.9 million.

        Viant's minimum future lease commitments under noncancelable capital and operating leases at December 31, 2001, including reducing the Boston lease commitment to the final settlement payment of $11.9 million, are as follows (in thousands):

	Capital	Operating
2002	$790	$20,015
2003	117	6,693
2004	—	4,972
2005	—	3,651
2006	—	2,771
Thereafter	—	4,136

Total minimum lease payments	907	42,238
Less: Amounts representing sublease income	—	6,456
Less: Amount representing interest	52	—

Total present value of minimum capital lease payments and total operating lease payments, net of sublease income	$855	$35,782

        In October 2000, Viant's Board of Directors authorized the repurchase of up to $50 million of Viant's outstanding common stock. Under the stock repurchase program, Viant may purchase shares from time to time through October 2002. Viant repurchased 1.7 million shares for $2.1 million and 1.0 million shares for $5.0 million during the years ending December 31, 2001 and 2000, respectively.

        As of December 31, 2001, $20.8 million remained accrued for restructuring. Of this amount, a $13.6 million cash outlay is expected in the first quarter of 2002, and the remaining cash outlay of approximately $6.7 million, primarily related to real estate lease obligations, is expected to occur over the next 6 years.

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

New Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires use of the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminated the pooling-of-interests method. SFAS 142 is effective for Viant on January 1, 2002 and requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangible assets into goodwill, the reassessment of the useful lives of existing recognized intangible assets, the reclassification of certain intangible assets out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. Since Viant has not previously completed any business combinations, the adoption of SFAS 141 and SFAS 142 will not have any impact on its financial statements.

        In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 is required to be adopted for fiscal years beginning after June 15, 2002. Management is currently determining what effect, if any, SFAS 143 will have on Viant's financial position and results of operations.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to Be Disposed of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), "Reporting Results of Operations—Reporting the Effects of Disposal of a Segment of a Business." SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and thus will be adopted by Viant on January 1, 2002. Management has determined that SFAS 144 will have no impact on Viant's financial position and results of operations.

        In November 2001, FASB issued Topic Number D-103 regarding "Income Statement Characterization of Reimbursements Received for "Out-Of-Pocket" Expenses Incurred." This announcement requires that reimbursements received for out-of-pocket expenses should be characterized as revenue in our statement of operations. We incur incidental expenses in the delivery of services to our clients that in practice are commonly referred to as "out-of-pocket" expenses. These expenses include, but are not limited to, travel and administrative charges. Historically, we have reported our revenues net of these reimbursements; such reimbursements were offset against the related costs of professional services. The provisions of this announcement will be effective for fiscal years beginning after December 15, 2001, and therefore will be adopted by us, as required, on January 1, 2002. Comparative financial statements for prior periods will be reclassified to comply with the guidance of this FASB announcement. Management is currently determining what effect D-103 will have on Viant's financial position and results of operations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT ACCOUNTANTS

         To the Board of Directors and
Stockholders of Viant Corporation

        In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Viant Corporation and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP Boston, Massachusetts
February 13, 2002, except as to Note 18, which is as of March 7, 2002

VIANT CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Year Ended
	December 31, 2001	December 31, 2000	December 31, 1999
Net revenues	$34,606	$127,162	$61,332

Operating expenses:
Professional services	35,755	57,779	28,509
Sales and marketing	7,228	11,217	6,688
General and administrative	35,813	53,402	22,837
Research and development	1,631	5,229	3,623
Restructuring	31,015	6,028	—

Total operating expenses	111,442	133,655	61,657

Loss from operations	(76,836)	(6,493)	(325)
Interest income	6,757	11,950	2,197
Interest expense	(139)	(229)	(402)
Other expense, net	(1,774)	(4,243)	(2)

Income (loss) before income taxes	(71,992)	985	1,468
Provision for income taxes	—	3,448	57

Net income (loss)	$(71,992)	$(2,463)	$1,411

Net income (loss) per share:
Basic	$(1.44)	$(0.05)	$0.05
Diluted	$(1.44)	$(0.05)	$0.04
Shares used in computing net income (loss) per share:
Basic	49,944	48,049	27,208
Diluted	49,944	48,049	31,904

The accompanying notes are an integral part of these consolidated financial statements.

VIANT CORPORATION

CONSOLIDATED BALANCE SHEET

(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31, 2001	December 31, 2000
ASSETS
Current assets:
Cash and cash equivalents	$43,601	$141,629
Short-term investments	94,158	43,758
Accounts receivable, net	2,561	22,366
Prepaid expenses and other current assets	1,462	3,910

Total current assets	141,782	211,663
Property and equipment, net	8,226	15,300
Long-term investments	314	1,038
Other assets	3,778	3,681

Total assets	$154,100	$231,682

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of capital lease obligations	$741	$678
Accounts payable	1,673	6,109
Accrued expenses	5,830	15,503
Restructuring reserve	17,885	5,174
Deferred revenues	665	5,680

Total current liabilities	26,794	33,144
Capital lease obligations, net of current portion	114	855
Restructuring reserve, net of current portion	2,937	—

Total liabilities	29,845	33,999

Commitments (Note 10 and 18)	—	—
Stockholders' equity:
Preferred stock, $0.001 par value; Authorized: 5,000,000 shares; Issued and outstanding: no shares at December 31, 2001 and 2000	—	—
Common stock, $0.001 par value; Authorized: 200,000,000 shares; Issued and outstanding: 51,591,468 and 48,877,468 shares at December 31, 2001 and 50,977,702 and 49,952,702 shares at December 31, 2000, respectively	52	51
Additional paid-in capital	217,239	219,528
Treasury stock, at cost, 2,714,000 and 1,025,000 shares at December 31, 2001 and 2000, respectively	(7,188)	(5,049)
Deferred compensation	—	(2,958)
Accumulated other comprehensive income	100	67
Accumulated deficit	(85,948)	(13,956)

Total stockholders' equity	124,255	197,683

Total liabilities and stockholders' equity	$154,100	$231,682

The accompanying notes are an integral part of these consolidated financial statements.

VIANT CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(IN THOUSANDS)

	Year Ended
	December 31, 2001	December 31, 2000	December 31, 1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(71,992)	$(2,463)	$1,411
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Tax benefit from disqualifying dispositions	—	2,680	57
Depreciation	5,640	4,174	1,958
Loss on disposal of fixed assets in restructuring	3,748	224	—
Write-down of investments	1,695	3,852	—
Stock-based compensation expense	52	1,386	253
Changes in operating assets and liabilities:
Accounts receivable, net	19,805	(6,009)	(11,455)
Prepaid expenses and other assets	2,351	(5,735)	(934)
Accounts payable	(4,436)	3,232	2,251
Accrued expenses	(9,673)	2,122	10,474
Restructuring reserve	16,288	5,174	—
Deferred revenues	(5,015)	2,932	1,696

Net cash (used in) provided by operating activities	(41,537)	11,569	5,711

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(165,487)	(90,996)	(126,619)
Maturities of short-term investments	115,087	168,964	5,495
Purchases of long-term investments	(971)	(21,946)	—
Proceeds from sale of long-term investments	—	18,126	—
Proceeds from sale of fixed assets	243	200	—
Purchases of property and equipment	(3,197)	(13,131)	(4,210)

Net cash (used in) provided by investing activities	(54,325)	61,217	(125,334)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible preferred stock, net	—	—	75
Proceeds from issuance of common stock, net	618	7,978	171,623
Purchases of treasury stock	(2,139)	(5,049)	—
Principal payments on borrowings on lines of credit	—	—	(3,453)
Principal payments on capital lease obligations	(678)	(608)	(376)

Net cash (used in) provided by financing activities	(2,199)	2,321	167,869

Effect of exchange rate changes on cash and cash equivalents	33	72	(5)

Net (decrease) increase in cash and cash equivalents	(98,028)	75,179	48,241
Cash and cash equivalents at beginning of year	141,629	66,450	18,209

Cash and cash equivalents at end of year	$43,601	$141,629	$66,450

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest	$134	$222	$402
NONCASH INVESTING AND FINANCING ACTIVITIES:
Equipment acquired under capital lease obligations	$—	$—	$467

The accompanying notes are an integral part of these consolidated financial statements.

VIANT CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA)

	Preferred Stock		Common Stock		Treasury Stock				Accumulated Other Comprehensive Income (loss)
							Additional Paid-In Capital	Deferred Compensation		Accumulated Deficit	Total Stockholders' Equity	Comprehensive Income (Loss)
	Shares	Value	Shares	Par	Shares	Amount
Balance at January 1, 1999	13,166,467	$32,136	7,524,580	$8	—	$—	$425	$—	$—	$(12,904)	$19,665
Issuance of common stock upon exercise of stock options			2,599,496	2			1,159				1,161
Tax benefit from exercise of stock options							57				57
Issuance of Series C preferred stock upon exercise of warrants	5,517	20									20
Issuance of Series D preferred stock	8,661	55									55
Conversion of preferred stock into common stock	(13,180,645)	(32,211)	26,361,290	26			32,185				—
Initial public offering of common stock			6,900,000	6			50,150				50,156
Secondary public offering of common stock			2,685,920	4			120,302				120,306
Compensation related to grant of nonemployee common stock options							211				211
Deferred compensation related to grant of employee common stock options and subsequent amortization							4,000	(3,958)			42
Cumulative translation adjustment									(5)		(5)	$(5)
Net income										1,411	1,411	1,411

Balance at December 31, 1999	—	—	46,071,286	46	—	—	208,489	(3,958)	(5)	(11,493)	193,079	$1,406

Issuance of common stock upon exercise of stock options			4,064,819	4			3,784				3,788
Issuance of common stock under employee stock purchase plan			772,229	1			4,189				4,190
Issuance of common stock upon exercise of warrants			69,368
Purchase of treasury stock					1,025,000	(5,049)					(5,049)
Compensation related to grant of nonemployee common stock options							386				386
Tax benefit from exercise of stock options							2,680				2,680
Amortization of deferred compensation related to grant of employee common stock options								1,000			1,000
Cumulative translation adjustment									72		72	$72
Net loss										(2,463)	(2,463)	(2,463)

Balance at December 31, 2000	—	—	50,977,702	51	1,025,000	(5,049)	219,528	(2,958)	67	(13,956)	197,683	$(2,391)

Issuance of common stock upon exercise of stock options			440,895	1			346				347
Issuance of common stock under employee stock purchase plan			172,871	—			271				271
Purchase of treasury stock					1,689,000	(2,139)					(2,139)
Compensation related to grant of nonemployee common stock options							10				10
Amortization and cancellation of deferred compensation related to grant of employee common stock options							(2,916)	2,958			42
Cumulative translation adjustment									33		33	$33
Net loss										(71,992)	(71,992)	(71,992)

Balance at December 31, 2001	—	$—	51,591,468	$52	2,714,000	$(7,188)	$217,239	$—	$100	$(85,948)	$124,255	$(71,959)

The accompanying notes are an integral part of these consolidated financial statements.

VIANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Description of Business

        Viant is a professional services firm that helps global companies identify and solve complex business problems with digital solutions. Viant creates value by deploying integrated teams of strategists, creative designers and technologists to work closely with the client to develop and implement solutions that address challenges facing businesses today. Viant focuses upon service offerings related to collaboration networks, knowledge portals and the leverage of intellectual property as a way to assist its clients in improving business process and increasing revenue productivity.

        Viant's financial results for the year ended December 31, 2001 declined substantially from the results for the year ended December 31, 2000, due to the significant decline in the market for Viant's services, along with the declining economic climate in the United States in late 2000 and in 2001. As a result of this decrease in demand, Viant's revenues for the year ended December 31, 2001 decreased 73% from the prior year and Viant's net loss increased from $2.5 million in 2000 to $72.0 million in 2001. Viant expects to continue to incur net losses in 2002. In response to these business conditions, Viant undertook restructuring actions to reduce headcount and close offices in December 2000, March 2001 and October 2001 (Note 8). Although Viant used cash in operations of $41.5 million in the year ended December 31, 2001, Viant had cash, cash equivalents and short-term investments of $137.8 million remaining at December 31, 2001. Viant believes that its current cash, cash equivalents and short-term investments will be sufficient to meet its working capital and capital expenditure requirements for at least the next 24 months.

2.    Summary of Significant Accounting Policies

Basis of Consolidation

        The consolidated financial statements include the accounts of Viant and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

        Certain amounts in previously issued Financial Statements have been reclassified to conform to the current presentation.

Fiscal Year

        During 2000, Viant changed its fiscal year to coincide with the calendar year. All references herein to the results of operations for 2000 are the actual operating results for the fiscal year ended December 31, 2000. Prior to this change, Viant's fiscal year was the 52-week period ending on the Friday nearest to the last day of December of that year. Had Viant not changed its fiscal year, the fiscal year 2000 would have ended on December 29, 2000; the change of the fiscal year in 2000 had an immaterial effect on these consolidated financial statements.

Cash, Cash Equivalents and Short-Term Investments

        Viant considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents. All other investments with original maturities between 91 and 360 days are classified as short-term investments because they are liquid and are available to meet working capital needs. Short-term investments are classified as held-to-maturity securities and are recorded at amortized cost. Investments with original maturities greater than one year are classified as long-term investments. At December 31, 2001 and 2000, Viant's short-term investments consisted primarily of certificates of deposit, U.S. Government-backed securities and money market funds secured by U.S. Government-backed securities. At December 31, 2001, cash and cash equivalents include $5,638,000, which collateralize outstanding letters of credit (Note 18). In March 2002, Viant exercised a lease buy-out option on a Boston real estate lease. This buy-out agreement reduced the outstanding letters of credit and the required cash collateral by $3,683,000 (Note 18).

Concentrations of Credit Risk

        Financial instruments that potentially subject Viant to concentrations of credit risk consist primarily of cash equivalents, short-term investments and accounts receivable. Substantially all of Viant's cash equivalents and short-term investments are held at high credit quality financial institutions. Accounts receivable are typically unsecured and are derived from revenue earned from clients primarily located in the United States. Viant performs ongoing credit evaluations of its clients' financial condition and maintains reserves for potential credit losses based upon the expected collectibility of total accounts receivable.

        Two clients accounted for 10% and 21% of total net revenue in 2001. No client accounted for greater than 10% of total net revenue in 2000. Two clients accounted for 15% and 13% of total net revenues in 1999. At December 31, 2001, six clients accounted for 74% of total accounts receivable. At December 31, 2000, no one client accounted for more than 10% of accounts receivable.

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

Property and Equipment

        Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, generally 3-5 years. Equipment under capital leases is amortized over the shorter of the useful life of the equipment or the lease term. Leasehold improvements are amortized over the shorter of the lease period or the useful life of the improvement. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation are relieved from accounts and any resulting gain or loss is reflected in the statement of operations.

Revenue Recognition

        Viant derives substantially all of its revenues from the performance of professional services. The contracts that it enters into and operates under specify whether the engagement is on a fixed-price or time and materials basis. For each engagement, Viant generally enters into a Master Services Agreement with its clients establishing the legal and general business terms of the relationship. As specific engagements are identified, Viant and the client then enter into separate statements of work that outline the time frame, billing rates and fees applicable to the specific engagement. Typically, these engagements are of a short predetermined time frame, generally lasting three to six months. A member of Viant's senior management team approves all contracts.

        We recognize all of our revenue under written service contracts with our clients. Revenues from time and materials service contracts are recognized as the services are provided. Revenues from fixed-price engagements are recognized using the percentage of completion method based on the ratio of costs incurred to the total estimated project costs. Project costs are based on the direct payroll and associated fringe benefits of the consultants on the engagement plus all direct expenses incurred to complete the engagement that are not reimbursed by the client. The percentage of completion method is used since reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made, based on historical experience and milestones set in the contract. Finance department personnel meet regularly with project managers to discuss the status of the projects and, for fixed-price engagements, the finance department is updated on the budgeted costs and required resources to complete the project. These budgets are then used to calculate revenue recognition and to estimate the anticipated income or loss on the project. In the past, we have been required to commit unanticipated additional resources to complete projects, which have resulted in lower than anticipated profitability or losses on those contracts. We may experience similar situations in the future. Provisions for estimated losses on contracts are made during the period in which such losses become probable and can be reasonably estimated. To date, such losses have not been significant.

        In November 2001, FASB issued Topic Number D-103 regarding "Income Statement Characterization of Reimbursements Received for "Out-Of-Pocket" Expenses Incurred." This announcement requires that reimbursements received for out-of-pocket expenses should be characterized as revenue in our statement of operations. We incur incidental expenses in the delivery of services to our clients that in practice are commonly referred to as "out-of-pocket" expenses. These expenses include, but are not limited to, travel and administrative charges. Historically, we have reported our revenues net of these reimbursements; such reimbursements were offset against the related costs of professional services. The provisions of this announcement will be effective for fiscal years beginning after December 15, 2001, and therefore will be adopted by us, as required, on January 1, 2002. Comparative financial statements for prior periods will be reclassified to comply with the guidance of this FASB announcement. Management is currently determining what effect D-103 will have on Viant's financial position and results of operations.

Professional Services

        Professional services expenses consist primarily of compensation and benefit costs for employees engaged in the delivery of professional services and expenses related to client projects.

Sales and Marketing

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

Advertising Costs

        Viant charges the cost of advertising to expense as incurred, and is classified in selling and marketing in the consolidated statement of operations. These costs totaled $38,000, $3,005,000 and $19,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

Impairment of Long-Lived Assets

        In accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the carrying value of long-lived assets is reviewed on a regular basis for the existence of facts or circumstances, both internally and externally, that may suggest impairment. If such circumstances exist, the Company evaluates the carrying value of long-lived assets to determine if impairment exists based on estimated undiscounted future cash flows over the remaining useful life of the assets. In determining expected future cash flows, assets are grouped at the lowest level for which cash flows are identifiable and independent of cash flows from other asset groups. To date, no such impairment has been indicated. Should there be an impairment in the future, Viant will measure the amount of the impairment, if any, based on the fair value of the impaired assets. The cash flow estimates that are used contain management's best estimates, using appropriate and customary assumptions and projections at the time. See "New Accounting Pronouncements."

Income Taxes

        Viant records income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining Viant's provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets. Viant evaluates the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The amount of the deferred tax asset considered realizable is based on significant estimates, and it is at least reasonably possible that changes in these estimates in the near term could materially affect Viant's financial condition and results of operations.

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

        The reconciliation of the numerators and denominators of the basic and diluted net income (loss) per common share computations for the Company's reported net income (loss) is as follows (in thousands, except per share data):

	2001	2000	1999
Weighted average number of shares outstanding—basic	49,944	48,049	27,208
Incremental shares upon exercise of common stock options	—	—	4,696

Weighted average number of shares outstanding—diluted	49,944	48,049	31,904

Net income (loss)	$(71,992)	$(2,463)	$1,411
Basic income (loss) per share	$(1.44)	$(0.05)	$0.05
Diluted income (loss) per share	$(1.44)	$(0.05)	$0.04

        Stock options to purchase shares of common stock totaling 0.9 and 13.4 million were outstanding at December 31, 2001 and 2000, respectively, but were not included in the calculation of diluted earnings per share since the effect was anti-dilutive.

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

Segments and Geographic Information

        Viant engages in business activities in one operating segment, which provides professional services to global companies that seek to solve complex business problems with digital solutions. Revenues from and long-lived assets at Viant's international operations in Munich, whose operations ceased as a result of the restructuring undertaken in March 2001, and in London, whose operations ceased as a result of the restructuring undertaken in October 2001, are not significant for the periods reported.

Foreign Currency Translation

        Assets and liabilities of Viant's international operations are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at average exchange rates during the year. Translation adjustments are accumulated in a separate component of stockholders' equity. Realized gains and losses recorded in the statements of operations were not material for each period presented. Viant's foreign operations were substantially reduced as a result of the March and October 2001 reductions in force and office closures.

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

New Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires use of the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminated the pooling-of-interests method. SFAS 142 is effective for Viant on January 1, 2002 and requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangible assets into goodwill, the reassessment of the useful lives of existing recognized intangible assets, the reclassification of certain intangible assets out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. Since Viant has not previously completed any business combinations, the adoption of SFAS 141 and SFAS 142 will not have any impact on its financial statements.

        In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 is required to be adopted for fiscal years beginning after June 15, 2002. Management is currently determining what effect, if any, SFAS 143 will have on Viant's financial position and results of operations.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to Be Disposed of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), "Reporting Results of Operations—Reporting the Effects of Disposal of a Segment of a Business." SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and thus will be adopted by the Company, on January 1, 2002. Management has determined that SFAS 144 will have no impact on Viant's financial position and results of operations.

        In November 2001, FASB issued Topic Number D-103 regarding "Income Statement Characterization of Reimbursements Received for "Out-Of-Pocket" Expenses Incurred." This announcement requires that reimbursements received for out-of-pocket expenses should be characterized as revenue in our statement of operations. We incur incidental expenses in the delivery of services to our clients that in practice are commonly referred to as "out-of-pocket" expenses. These expenses include, but are not limited to, travel and administrative charges. Historically, we have reported our revenues net of these reimbursements; such reimbursements were offset against the related costs of professional services. The provisions of this announcement will be effective for fiscal years beginning after December 15, 2001, and therefore will be adopted by us, as required, on January 1, 2002. Comparative financial statements for prior periods will be reclassified to comply with the guidance of this FASB announcement. Management is currently determining what effect D-103 will have on Viant's financial position and results of operations.

3.    Short Term Investments

        As of December 31, 2001 and 2000, Viant held investments in marketable securities that are classified as held-to-maturity. Marketable securities consisted of the following (in thousands):

December 31, 2001	Amortized Cost	Net Unrealized Gain	Fair Value
U.S. government notes and bonds	$94,158	$65	$94,223
December 31, 2000	Amortized Cost	Net Unrealized Gain	Fair Value
U.S. government notes and bonds	$43,758	$25	$43,783

        During 2000, Viant sold certain short-term and long-term investments classified as held-to-maturity. The investments were sold to re-allocate Viant's investment portfolio from corporate bonds and notes to U.S. government bonds and notes. The amortized cost of the securities sold was $36,605,000 and the net realized gain was immaterial.

4.    Accounts Receivable

        Accounts receivable consists of the following (in thousands):

	December 31, 2001	December 31, 2000
Billed	$3,366	$22,645
Unbilled	54	2,745
Allowance for doubtful accounts	(859)	(3,024)

	$2,561	$22,366

5.    Property and Equipment

        Property and equipment consists of the following (in thousands):

	December 31, 2001	December 31, 2000
Computer equipment and software	$10,796	$13,714
Furniture and equipment	1,532	2,845
Leasehold improvements	5,624	6,083

	17,952	22,642
Less: accumulated depreciation	(9,726)	(7,342)

	$8,226	$15,300

        Depreciation expense for the years ended December 31, 2001, 2000 and 1999 was $5,640,000, $4,174,000 and $1,958,000, respectively.

        Included in the above is equipment and leasehold improvements acquired under capital leases of $2,668,000 at December 31, 2001 and 2000. Depreciation expense on equipment and leasehold improvements acquired under capital lease was $535,000, $839,000 and $787,000 at December 31, 2001, 2000 and 1999, respectively.

6.    Long-Term Investments

        Investments in entities in which Viant has an equity interest of less than 20% and does not have the ability to exercise significant influence are classified as long-term investments. At December 31, 2001 and 2000, Viant's long-term investments consisted of investments accounted for under the cost method. At each balance sheet date, Viant assesses the value of its cost-based investments and recognizes any identified impairment. Viant recorded charges of $1,695,000 and $3,852,000 for the years ended December 31, 2001 and 2000, respectively, to account for identified impairments in certain of its cost-based investments.

7.    Accrued Expenses

        Accrued expenses consist of the following (in thousands):

	December 31, 2001	December 31, 2000
Payroll and related	$4,143	$12,977
Other	1,687	2,526

	$5,830	$15,503

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

        On March 27, 2001, Viant announced that it was undertaking additional cost cutting measures to address the increasingly challenging demand environment. Viant recorded additional restructuring costs of $16.7 million, consisting of $4.1 million for headcount reductions, $11.6 million for consolidation of facilities and related fixed assets, $6.5 million of which was an update to the fourth quarter 2000 estimated restructuring reserve, and $1.0 million of other restructuring related charges. This change in estimate was the result of the significant softening in the overall commercial real estate market. The $11.6 million for facilities costs represents future minimum facility lease payments net of amounts estimated to be received for subleases. This plan resulted in headcount reduction of 211 employees, which was made up of 152 professional services staff and 59 enterprise services staff. The reduction in force was primarily the result of the closure of the Houston, San Francisco and Munich offices.

        On October 12, 2001 Viant announced it would undertake further cost cutting measures. Viant recorded additional restructuring costs of $14.3 million during the fourth quarter 2001, consisting of $1.2 million for headcount reductions, $12.3 million for consolidation of facilities and related fixed assets, $8.6 million of which was an update to previous quarter restructuring estimates, and $0.8 million of other restructuring related charges. The change in estimate was the result of the continued significant softening in the overall commercial real estate market. The $12.3 million for facilities costs represents future minimum facility lease payments net of amounts estimated to be received for subleases. This plan resulted in the headcount reduction of 116 employees, which was made up of 82 professional services staff and 34 enterprise services staff. As a result of the restructuring, Viant closed its Atlanta, Chicago and London offices.

        As of December 31, 2001, $20.8 million remained accrued for restructuring. Of this amount, a $13.6 million cash outlay is expected in the first quarter of 2002, and the remaining cash outlay of approximately $6.7 million, primarily related to real estate lease obligations, is expected to occur over the next 6 years.

        Restructuring reserve activities as of and for the year ended December 31, 2000 was as follows (in thousands):

	Expense	Utilization	Balance December 31, 2000
Severance and benefits	$1,744	$(609)	$1,135
Facilities	4,025	(239)	3,786
Other	259	(6)	253

Total	$6,028	$(854)	$5,174

        Restructuring reserve activities as of and for the year ended December 31, 2001 was as follows (in thousands):

	Balance December 31, 2000	Expense	Utilization	Balance December 31, 2001
Severance and benefits	$1,135	$5,350	$(6,366)	$119
Facilities	3,786	23,810	(7,029)	20,567
Other	253	1,855	(1,972)	136

Total	$5,174	$31,015	$(15,367)	$20,822

9.    Credit Facilities

        In September 1996, Viant secured a revolving line of credit with a bank which provided for borrowings of up to $1,250,000. In July 1997, the revolving line of credit was increased to $3,000,000. In March 1998, Viant amended the revolving line of credit to provide for borrowings up to $5,000,000 including a $2,000,000 letter of credit facility. Borrowings under the revolving line of credit were limited to 80% of eligible accounts receivable plus $1,000,000. The revolving line of credit was repaid in full on July 1, 1999 and has not been renewed. Warrants to purchase 5,517 shares of Series C preferred stock were issued as part of the agreement and were exercised during 1999. At December 31, 2001 and 2000, letters of credit totaling $5,638,000 and $6,126,000, respectively, were collateralized by bank deposits (see Note 18). The letters of credit expire periodically through December 31, 2003.

10.  Capital Lease Commitments

        Viant leases certain equipment under capital leases. In March 1998, Viant entered into an agreement with a leasing company which provides for capital lease borrowings related to equipment purchases up to $3,250,000 at an interest rate of 10.9%, which expired in December 1999. Pursuant to the agreement, Viant issued warrants to purchase 35,986 shares of Series C preferred stock at $3.625 per share which expires five years from the date of an underwritten initial public offering of common stock. The value ascribed to these warrants was not material to Viant's financial position or results of operations.

        Minimum future lease commitments under noncancelable operating leases are disclosed in Note 18. Minimum future lease commitments under noncancelable capital leases at December 31, 2001 are as follows (in thousands):

2002	$790
2003	117

Total minimum lease payments	907
Less: Amount representing interest	52

Total present value of minimum capital lease payments	$855

11.  Related Party Transactions

        During 2000, Viant entered into an agreement with an employee for a personal loan in the amount of $400,000. Interest on the loan accrues quarterly at 6.1%. Principal and interest payments are due quarterly through December 31, 2004.

        During 1999, a Viant employee served on the Board of Directors for a client. Viant generated $3,141,000 in revenue from this client during 1999.

12.  Preferred Stock

        In June 1999, in connection with Viant's initial public offering of common stock, all shares of preferred stock were converted into common stock. As of December 31, 2001, Viant's Certificate of Incorporation, as amended, has authorized Viant to issue 5,000,000 shares of preferred stock, $0.001 par value. There were no shares of preferred stock outstanding as of December 31, 2001 and 2000.

13.  Common Stock

        In April 2001, the Board of Directors authorized an amendment to the 1999 Employee Stock Purchase Plan (the "1999 ESPP"), subject to stockholder approval, to increase the shares reserved for issuance by 1,000,000, in addition to shares allowed under the evergreen provision of the plan.

        In March 2001, 400,000 shares of common stock became available for issuance under Viant's 1999 ESPP, in accordance with a previously approved automatic increase feature in the plan on the anniversary of the adoption of the plan. This increased the number of shares for issuance under the plan from 800,000 to 1,200,000.

        In October 2000, Viant's Board of Directors authorized the repurchase of up to $50 million of Viant's outstanding common stock. The purpose of the stock repurchase program is to help Viant achieve its long-term goal of enhancing stockholder value. Under the stock repurchase program, Viant may purchase shares from time to time through October 2002. Viant repurchased 1.7 million shares for $2.1 million and 1.0 million shares for $5.0 million during the years ending December 31, 2001 and 2000, respectively.

        In March 2000, 400,000 shares of common stock became available for issuance under Viant's 1999 ESPP, in accordance with a previously approved automatic increase feature in the plan on the anniversary of the adoption of the plan. This increased the number of shares for issuance under the plan from 400,000 to 800,000.

        In February 2000, Viant's Certificate of Incorporation, as amended, increased the authorized common stock to 200,000,000 shares.

        On February 8, 2000, the Board of Directors of Viant approved a 2-for-1 stock split to be effected in the form of a 100% stock dividend to shareholders of record. This stock dividend has been given effect retroactively in these financial statements for all periods presented.

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

        In March 1999, the Board of Directors authorized, subject to stockholder approval, the 1999 ESPP, which provides for the issuance of a maximum of 400,000 shares of common stock. The 1999 ESPP permits eligible employees to purchase common stock through payroll deductions of up to 15% of the participant's compensation. Amounts deducted and accumulated by the participant are used to purchase shares of common stock at the end of semi-annual enrollment periods. The price of stock purchased under the 1999 ESPP is 85% of the lower of the fair market value of the common stock at the beginning or end of the enrollment period.

14.  Stock Options

        In March 2001, the Board of Directors approved a Shareholder Rights Plan (the "Plan") designed to protect stockholders from various abusive takeover tactics including attempts to acquire control of the company at an inadequate price. Under the terms of the plan, Viant issued a dividend of one preferred share purchase right (a "right") for each share of common stock outstanding on April 30, 2001. Each right entitles the registered holder to purchase from Viant, upon certain triggering events, one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.001 per share (the "Series A Preferred Shares"), of the Company, at a purchase price of $21.75 per one one-thousandth of a Series A Preferred Share, subject to adjustment. The rights expire on the earliest of (i) April 30, 2011 or (ii) the redemption of the rights as described above. The terms of the rights may generally be amended by the Board of Directors without the consent of the holders of the rights.

        In 1996, the Board of Directors and stockholders adopted the 1996 Stock Option Plan (the "1996 Plan") which provides for granting incentive stock options ("ISOs") and nonqualified stock options ("NSOs") for up to 8,583,752 shares of common stock to employees and consultants of Viant. In November 1997, the 1996 Plan was amended to authorize options for up to 11,983,752 shares. In 1999, the Board of Directors and stockholders adopted the 1999 Stock Option Plan (the "1999 Plan") which provides for the granting of ISOs to employees, and for the granting of NSOs and stock purchase rights to employees, directors and consultants of Viant. A total of 9,737,858 shares of common stock were authorized for issuance pursuant to the 1999 Plan. In 2000, the Board of Directors authorized, subject to stockholder approval, 4,500,000 shares in addition to the annual increase of 1,878,180 provided by the 1999 Plan. In 2001, the Board of Directors authorized an annual increase, subject to shareholder approval, of 2,000,000 shares, increasing total options available for grant to 18,116,038. The 1999 Plan also provides for early exercise of options for certain employees, the stock for which is subject to the same vesting and repurchase terms under the 1999 Plan. In accordance with the 1999 Plan, the stated exercise price shall not be less than 100% of the fair market value of common stock on the date of grant for ISOs and shall be at least 85% of the fair market value for NSOs. The 1999 Plan provides that the options shall be exercisable over a period not to exceed ten years. Options generally vest 25% after one year of service and quarterly for the three years thereafter.

        In connection with the grant of stock options to an employee in 1999, Viant recorded deferred compensation of $4.0 million, representing the difference between the option exercise price and the fair value of the common stock at the grant date multiplied by the number of shares under option. Such amount is presented as a decrease to stockholders' equity and amortized over the vesting period of the options. Viant recorded compensation expense related to these options of $42,000, $1,000,000 and $42,000 in 2001, 2000 and 1999, respectively.

        During 2001, Viant issued options to purchase a total of 20,000 shares to non-employees. These options were immediately exercisable and Viant recorded compensation expense of $10,000 in 2001 related to these options. During 2000, Viant issued options to purchase a total of 65,000 shares to non-employees. These options were immediately exercisable and Viant recorded compensation expense of $386,000 in 2000 related to these options.

        In January 2001, a stock option exchange program was initiated. Under this program, all employees except Senior Management, were given the opportunity to cancel outstanding stock option grants, granted to them by Viant. Under this program, the employee could select grants to be exchanged at 100% for all vested options and 75% for all unvested options, to be granted at least six months and one day from the date the old options are cancelled, provided the individual is still employed on such date. In addition, each employee who chose to exchange any options was also required to exchange all options granted six months prior to the cancellation date. The cancellation date for the program was January 16, 2001. Vesting continued for all exchanged options according to the original schedule; the amount that vested during the cancellation period was reduced to the 75% factor. The vesting commencement date of the old options stayed intact. On January 16, 2001, Viant accepted for cancellation and exchange options to purchase a total of 6.0 million shares of common stock. On July 31, 2001, stock options to purchase 2.9 million shares were issued at the then fair market value pursuant to the terms of the option exchange program. On August 10, 2001 an additional 0.4 million shares were issued at the then fair market value under the UK Stock Option Plan pursuant to the terms of the exchange program. The exercise price of these stock options was the same as the fair value on the date of grant; accordingly compensation charges were not recorded.

        Activity under the Plans is summarized as follows:

	Year Ended December 31, 2001		Year Ended December 31, 2000		Year Ended December 31, 1999
	Option shares	Weighted- average exercise price	Option Shares	Weighted- average exercise price	Option shares	Weighted- average exercise price
Outstanding at beginning of year	13,390,261	$17.54	12,211,734	$7.86	8,461,710	$0.50
Granted	7,062,974	1.60	7,830,580	23.96	7,420,610	12.95
Exercised	(440,895)	0.82	(4,064,819)	0.93	(2,599,496)	0.44
Cancelled	(12,309,970)	18.42	(2,587,234)	17.21	(1,071,090)	1.78

Outstanding at end of year	7,702,370	$2.80	13,390,261	$17.54	12,211,734	$7.86

Options exercisable at end of year	2,830,511	$3.38	2,202,062	$12.68	2,922,064	$1.24
Weighted-average fair value of options granted during the year	$0.94		$18.12		$11.44
Options available for future grant	13,233,896		3,344,046		2,628,676

        The following summarizes information about Viant's stock options outstanding at December 31, 2001:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.00-1.40	658,029	5.9	$0.98	384,195	$0.08
$1.41-1.50	4,344,539	7.9	1.45	998,842	1.45
$1.51-4.00	1,314,054	7.1	2.21	620,345	2.12
$4.01-58.75	1,385,748	6.7	8.44	827,129	7.87

	7,702,370	7.4	$2.80	2,830,511	$3.38

        Viant recognizes stock-based compensation expense for stock options granted in accordance with the provisions of Accounting Principles Board Opinion No. 25. Had compensation expense been determined based on the fair value at the grant dates, consistent with the methodology prescribed under SFAS No. 123, Viant's pro forma net income (loss) would have been as follows:

	Year Ended
	December 31, 2001	December 31, 2000	December 31, 1999
Net income (loss):
As reported	$(71,992)	$(2,463)	$1,411
Pro forma	(77,266)	(67,092)	(11,000)
Net income (loss) per share:
As reported
Basic	(1.44)	(0.05)	0.05
Diluted	(1.44)	(0.05)	0.04
Pro forma
Basic	(1.55)	(1.40)	(0.40)
Diluted	$(1.55)	$(1.40)	$(0.40)

        The following assumptions were used by Viant to determine the fair value of stock options granted under the Black-Scholes options-pricing model for the years ended December 31, 2001, 2000 and 1999.

	2001	2000	1999
Risk-free interest rate	4.0%	5.4%	5.9%
Expected option life	4 years	4 years	4 years
Expected volatility	82.5%	110.0%	115.6%
Expected dividend yield	0.0%	0.0%	0.0%

        Because additional stock options are expected to be granted each year and the pro forma net income (loss) only includes the effect of options granted in 2001, 2000 and 1999, the above pro forma disclosures are not representative of the pro forma effects on reported financial results for future years.

15.  Employee Savings Plan

        Viant's Retirement/Savings Plan (the "401(k) Plan") under Section 401(k) of the Internal Revenue Code covers all full-time employees. The 401(k) Plan allows eligible employees to make contributions up to a specified annual maximum contribution, as defined. Under the 401(k) Plan, Viant may, but is not obligated to, match a portion of the employee contributions up to a defined maximum. Viant has expensed $291,330 for the year ended December 31, 2001 in connection with this plan. Viant did not contribute to the 401(k) Plan in 2000 and 1999.

16.  Income Taxes

        As a result of losses generated, Viant had no current or deferred tax provisions for the year ended December 31, 2001. For the year ended December 31, 2001, Viant had domestic and foreign income (loss) before income taxes of $(66,623,000) and $(5,369,000), respectively. For the year ended December 31, 2000, Viant had federal, state and foreign tax provision of $2,255,000, $821,000 and $372,000, respectively. For the year ended December 31, 1999, Viant had current federal and state tax provisions of $41,000 and $16,000, respectively. As a result of losses generated, Viant had no current or deferred tax provisions for the year ended January 1, 1999.

        Deferred tax assets consist of the following:

	Year Ended
	December 31, 2001	December 31, 2000	December 31, 1999
Deferred tax assets:
Allowance for doubtful accounts	$258	$1,240	$423
Accrued expenses	77	1,978	247
Loss carryforwards	26,721	1,988	4,929
Deferred compensation	774	514	—
Depreciation	576	165	—
Investment impairment	2,067	1,372	—
Restructuring reserve	8,846	1,230	—
Tax credit carryforwards	125	537	—
Foreign loss carryforwards	2,070	324	—
Other	417	107	—

Gross deferred tax assets	41,931	9,455	5,599
Deferred tax asset valuation allowance	(41,931)	(9,455)	(5,599)

Net deferred tax asset	$—	$—	$—

        Realization of deferred tax assets is contingent upon the generation of future taxable income. Due to the uncertainty of realization of these tax benefits, Viant has provided a valuation allowance for the full amount of its net deferred tax asset.

        At December 31, 2001, Viant had net operating loss carryforwards of approximately $62,440,000 available for federal purposes to reduce future taxable income. If not utilized, these carryforwards will expire at various dates ranging from 2011 to 2021. Under the provisions of the Internal Revenue Code, certain substantial changes in Viant's ownership may have limited, or may limit in the future, the amount of net operating loss carryforwards which could be utilized annually to offset future taxable income. The amount of any annual limitation is determined based upon Viant's value prior to an ownership change.

        At December 31, 2001, $7,904,000 of the net operating loss carryforwards available for federal income tax purposes relate to exercises of non-qualified stock options and disqualifying dispositions of incentive stock options, the tax benefit from which, if realized, will be credited to additional paid-in capital.

        Income taxes computed using the federal statutory income tax rate differs from Viant's effective tax rate as follows (in thousands):

	Year Ended
	December 31, 2001	December 31, 2000	December 31, 1999
U.S. federal statutory rate	$(25,197)	$345	$470
State income tax, net of federal income tax effect	(4,688)	169	119
Change in valuation allowance	29,936	2,855	(647)
Permanent differences	93	252	115
Other	(144)	(173)	—

Provision for income taxes	$0	$3,448	$57

17.  Quarterly Results of Operations (Unaudited)

        The following table sets forth unaudited quarterly statement of operations data of Viant for each of the eight quarters during the two years ended December 31, 2001. In management's opinion, this unaudited information has been prepared on the same basis as the audited annual consolidated financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation of the unaudited information for the quarters presented. You should read this information in conjunction with the consolidated audited financial statements, including the notes thereto, included in this Form 10-K. The results of operations for a quarter are not necessarily indicative of results that Viant may achieve for any subsequent periods.

	December 31, 2001	September 30, 2001	June 30, 2001	March 31, 2001	December 31, 2000	September 29, 2000	June 30, 2000	March 31, 2000
	(In thousands, except per share data)
Net revenues	$4,419	$6,386	$9,515	$14,286	$24,951	$33,078	$38,545	$30,588

Operating expenses:
Professional services	6,182	7,537	8,760	13,276	13,696	16,543	14,925	12,616
Sales and marketing	1,058	1,648	2,159	2,363	1,048	2,796	3,955	3,417
General and administrative	6,285	7,860	9,520	12,148	13,827	16,092	13,863	9,621
Research and development	97	560	393	581	797	1,326	1,496	1,609
Restructuring	14,268	—	—	16,747	6,028	—	—	—

Total operating expenses	27,890	17,605	20,832	45,115	35,396	36,757	34,239	27,263

Income (loss) from operations	(23,471)	(11,219)	(11,317)	(30,829)	(10,445)	(3,679)	4,306	3,325
Interest and other income (expense), net	712	1,453	1,329	1,350	(757)	2,546	3,451	2,238

Income (loss) before income taxes	(22,759)	(9,766)	(9,988)	(29,479)	(11,202)	(1,133)	7,757	5,563
Provision for income taxes	—	—	—	—	1,975	—	1,473	—

Net income (loss)	$(22,759)	$(9,766)	$(9,988)	$(29,479)	$(13,177)	$(1,133)	$6,284	$5,563

Net income (loss) per share:
Basic	$(0.46)	$(0.19)	$(0.20)	$(0.59)	$(0.26)	$(0.02)	$0.13	$0.12
Diluted	$(0.46)	$(0.19)	$(0.20)	$(0.59)	$(0.26)	$(0.02)	$0.11	$0.10
Shares used in computing net income (loss) per share:
Basic	49,183	50,230	50,316	50,053	49,734	48,247	47,500	46,680
Diluted	49,183	50,230	50,316	50,053	49,734	48,247	55,276	55,721

18.  Subsequent Event and Operating Lease Commitments

        On March 7, 2002, Viant announced that it had eliminated a $32.2 million real estate obligation through the buyout of a Boston lease agreement. In connection with the lease buyout, Viant paid a total of $11.9 million to release its lease obligation outstanding as of December 31, 2001, which effectively reduced its total net real estate and other operating equipment lease obligations outstanding as of that date from $56.1 million to $35.8 million (including the settlement payment). The agreement included the cancellation of an outstanding letter of credit in the amount of $3.7 million and the requirement to maintain cash collateral in the same amount. The $11.9 million payment amount was accrued in Viant's restructuring reserve as of December 31, 2001.

        Viant leases office facilities under operating leases. Viant entered into lease agreements for facilities in Atlanta, Boston, Chicago, Dallas, Los Angeles, London, Munich, New York, San Francisco, and Mountain View, CA., which expire in 2008, 2003, 2004, 2004, 2008, 2003, 2002, 2007, 2003 and 2005, respectively. Rent expense under operating leases for the year ended December 31, 2001 was $9,011,000, net of rental income of $2,575,000. Rent expense under operating leases for the year ended December 31, 2000 was $5,025,000, net of rental income of $194,000. Viant is party to letters of credit in support of their minimum future lease payments under leases for permanent office space amounting to $5,638,000 as of December 31, 2001, declining annually. These letters of credit are collateralized in equal amount by short-term certificates of deposit.

        Minimum future lease commitments under noncancelable operating leases at December 31, 2001, including reducing the Boston lease commitment to the final settlement payment of $11.9 million, are as follows (in thousands):

2002	$20,015
2003	6,693
2004	4,972
2005	3,651
2006	2,771
Thereafter	4,136

Total minimum lease payments	42,238
Less: Amounts representing sublease income	6,456

Total net minimum value of operating lease payments	$35,782

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

ITEM 10. EXECUTIVE OFFICERS OF THE REGISTRANT

        The information concerning our executive directors is set forth in PART I, Item 4A of this Form 10-K and the information concerning our directors required by this Item is incorporated by reference to our proxy statement under the heading "Election of Directors."

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item is incorporated by reference to our proxy statement under the heading "Additional Information Relating to Directors and Officers of the Company—Certain Relationships and Related Transactions."

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	1.	Financial Statements
		See Index to Financial Statements at Item 8 on page 28 of this Annual Report on Form 10-K.
	2.	Financial Statement Schedules.
		The following financial statement schedules of Viant are filed as part of this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements:
Page
Report of Independent Accountants on Financial Statement Schedule	51
II—Valuation and Qualifying Accounts	52

        Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Financial Statements or notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

         To the Board of Directors of Viant Corporation

        Our audits of the consolidated financial statements referred to in our report dated February 13, 2002, except as to Note 18, which is as of March 7, 2002, appearing on page 29 of this Annual Report on Form 10-K also included an audit of the Financial Statement Schedule listed in Item 14 (a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP Boston, Massachusetts
February 13, 2002, except as to Note 18, which is as of March 7, 2002

SCHEDULE II—Valuation and Qualifying Accounts

VIANT CORPORATION

Description	Balance at Beginning of Period	Charged to Operations	Deductions(1)	Balance at End of Period
Year ended December 31, 1999
Reserves and allowances deducted from asset accounts—Allowance for doubtful accounts	$909,000	$231,000	$136,000	$1,004,000
Year ended December 31, 2000
Reserves and allowances deducted from asset accounts—Allowance for doubtful accounts	$1,004,000	$4,247,000	$2,227,000	$3,024,000
Year ended December 31, 2001
Reserves and allowances deducted from asset accounts—Allowance for doubtful accounts	$3,024,000	$270,000	$2,435,000	$859,000

(1)
Doubtful accounts written off, net of recoveries.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized, in Boston, Massachusetts, on the 1st day of April 2002.

VIANT CORPORATION
By:	/s/ ROBERT L. GETT Robert L. Gett Chairman and Chief Executive Officer

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

        Pursuant to the requirements of the Securities Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated:

Name	Title	Date

/s/ ROBERT L. GETT Robert L. Gett	Chairman and Chief Executive Officer (Principal Executive Officer)	April 1, 2002
/s/ M. DWAYNE NESMITH M. Dwayne Nesmith	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 1, 2002
/s/ VENETIA KONTOGOURIS Venetia Kontogouris	Director	April 1, 2002
/s/ WILLIAM E. KELVIE William E. Kelvie	Director	April 1, 2002
/s/ JENNE K. BRITELL Jenne K. Britell	Director	April 1, 2002
/s/ JOHN GIBBONS John Gibbons	Director	April 1, 2002

(a)
Exhibits.

Exhibit Number	Description of Document
3.1a*	Amended and Restated Certificate of Incorporation, as amended by Certificate of Amendment, dated as of February 2, 2000, as currently in effect
3.1b	Certificate of Amendment, dated as of February 2, 2000, as currently in effect
3.2**	Bylaws of Registrant, as currently in effect
4.1**	Form of Specimen Stock Certificate
4.2**	Amended and Restated Shareholder Rights Agreement, dated as of November 13, 1998
4.3****	Preferred Stock Rights Agreement, dated as of March 27, 2001, between Viant Corporation and Fleet National Bank
10.1**	[Intentionally omitted]
10.2**	Form of Master Services Agreement
10.3***	Master Services Agreement with BlueTape LLC, dated as of June 21, 1998
10.4***	License Agreement, including attachments, with BlueTape LLC, dated as of February 15, 1999
10.5**	Key Employee Agreement with Robert Gett, dated as of November 4, 1996; Confidential Information and Invention Assignment Agreement with Robert Gett, dated as of November 4, 1996
10.6**	Relocation Agreement and Employee Loan Agreement with Richard Chavez, dated March 31, 1998
10.7**	Form of Indemnification Agreement
10.8**	1996 Stock Option Plan
10.9**	1999 Amended and Restated Stock Option Plan
10.10**	1999 Employee Stock Purchase Plan
10.11**	Sublandlord's Consent to Assignment of Sublease, for property located at 520 Madison Avenue, New York, New York dated as of March 6, 1997
10.12**	Lease Agreement with Chelsea Green Associates, L.P., for property located at 625 Avenue of the Americas, New York, New York, dated July 28, 1997
10.13**	Subordination, Nondisturbance and Attornment Agreement with Lehman Brothers Holdings, Inc., for property located at 625 Avenue of the Americas, New York, New York dated August 26, 1997
10.14**	First Amendment of Lease with Chelsea Green Associates, L.P., for property located at 625 Avenue of the Americas, New York, New York dated November 1997
10.15**	Instruction Letter for Rental Payments, for 625 Avenue of the Americas, New York, New York dated November 1997
10.16**	Standard Form Commercial Lease with Lincoln Plaza Limited Partnership, for property located at 89 South Street, Boston, Massachusetts, dated May 2, 1997
10.17**	Notice of Lease with Lincoln Plaza Limited Partnership, for property located at 89 South Street, Boston, Massachusetts, dated May 2, 1997
10.18**	Subordination, Nondisturbance and Attornment Agreement with Lincoln Plaza Limited Partnership and BHF-BANK Aktiengesellschaft, for property located at 89 South Street, Boston, Massachusetts, dated September 23, 1997
10.19**	First Amendment to Lease with Lincoln Plaza Limited Partnership, for property located at 89 South Street, Boston, Massachusetts, dated as of October 1, 1998

10.20**	Lease Agreement with Williams Worldwide for property located at 3130 Wilshire Boulevard, Santa Monica, California dated March 1, 1999
10.21**	Lease Agreement with CENTRUM G.S. LTD, for property located at 3102 Oak Lawn, Dallas, Texas, dated August 15, 1998
10.22**	Lease Agreement with Zoro, LLC for property located at 699 Eighth Street, San Francisco, California, dated April 8, 1997
10.23**	First Addendum to Lease with Zoro, LLC for property located at 699 Eighth Street, San Francisco, California, dated April 1997
10.24**	Month-to-Month Lease Agreement with Zoro, LLC for property located at 699 Eighth Street, San Francisco, California, dated June 5, 1997
10.25**	Office Lease with Zoro, LLC for property located at 699 Eighth Street, San Francisco, California, dated June 26, 1997
10.26**	First Amendment to Office Lease with Zoro, LLC for property located at 699 Eighth Street, San Francisco, California, dated October 14, 1997
10.27**	Amendment to Lease with Zoro, LLC for property located at 699 Eighth Street, San Francisco, California, dated January 29, 1998
10.28**	Subordination Agreement; Acknowledgment Of Lease Assignment, Estoppel, Attornment and Non-Disturbance Agreement with Zoro, LLC and Wells Fargo Bank, National Association, for property located at 699 Eighth Street, San Francisco, California, dated August 21, 1998
10.29**	Summary Plan Description of Registrant's 401(k) Retirement/Savings Plan
10.30**	Master Lease Agreement and Addendum with Comdisco, Inc., dated March 25, 1998
10.31**	Amended and Restated Loan and Security Agreement with Venture Banking Group, dated as of March 25, 1998
10.32**	First Amendment to Amended and Restated Loan and Security Agreement with Venture Banking Group, dated as of April 7, 1999
10.33**	Lease Agreement with Regus UK Ltd. for property located at upper ground floor (Room 29), Covent Garden, London WC2E 9RA, dated March 24, 1999
10.34**	Lease Agreement with Regus UK Ltd. for property located at upper ground floor (Room 31), Covent Garden, London WC2E 9RA, dated March 24, 1999
10.35**	Revocable License with OmniOffices, Inc. (Chicago-Loop) for property located at 10 South Riverside Plaza—18th Floor, Chicago, Illinois, dated March 18, 1999
10.36†	First Amendment to Office Building Lease Agreement with CENTRUM G.S. LTD, effective as of August 15, 1999
10.37†	Temporary Lease Agreement with River East Plaza, L.L.C. for property located at River East Plaza (Suite 650), dated August 30, 1999
10.38	Change of Control, Severance Agreement with M. Dwayne Nesmith, dated April 1, 2001

10.39	Change of Control, Severance Agreement with Diane M. Hall, dated April 1, 2001
10.40	Change of Control, Severance Agreement with Bruce Shoger, dated January 2, 2002
10.41	Change of Control, Severance Agreement with Christopher Newell, dated April 2, 2001
11.1	Statement of Computation of Earnings per Share (This exhibit has been omitted because the information is shown in the financial statements or notes thereto.)
23.1	Consent of PricewaterhouseCoopers LLP
24.1	Power of Attorney (contained in the signature page to this Report).

*
Incorporated by reference to Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2001.

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

****
Incorporated by reference to Registrant's Registration Statement on Form 8-A/12G filed with the Securities and Exchange Commission on April 20, 2001.

†
Incorporated by reference to the Registration Statement on Form S-1 and all amendments thereto filed with the Securities and Exchange Commission on November 8, 1999 and declared effective on December 7, 1999.

QuickLinks

TABLE OF CONTENTS
PART I SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION
  ITEM I. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO FINANCIAL STATEMENTS
REPORT OF INDEPENDENT ACCOUNTANTS
VIANT CORPORATION CONSOLIDATED STATEMENT OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE DATA)
VIANT CORPORATION CONSOLIDATED BALANCE SHEET (IN THOUSANDS, EXCEPT SHARE DATA)
VIANT CORPORATION CONSOLIDATED STATEMENT OF CASH FLOWS (IN THOUSANDS)
VIANT CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT PRINCIPAL STOCKHOLDERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE
SCHEDULE II—Valuation and Qualifying Accounts
SIGNATURES