Form 10-K/A
period 2001-12-31
VIANT CORP
filed 2002-04-30
CIK 1028122

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 Or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                      to

Commission file number: 0-26303

VIANT CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	7-0427302 (IRS Employer Identification No.)
89 South Street, Boston, MA (Address of principal executive offices)	02111 (Zip Code)

(Registrant's telephone number, including area code): (617) 531-3700

Securities registered pursuant to Section 12(b) of the Act:
None.

Securities registered pursuant to Section 12(g) of the Act:
COMMON STOCK, $.001 PAR VALUE PER SHARE
(Title of Class)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.    ☐

        The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $58,372,000 on March 27, 2002 as reported by NASDAQ. Shares of voting stock held by each officer and director and each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. There were approximately 48,997,000 shares of Common Stock outstanding as of March 27, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

        None

EXPLANATORY NOTES

        On April 1, 2002, Viant Corporation (the "Company") filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (the "Annual Report"), with the Securities and Exchange Commission. The purpose of this amendment is to (i) correct the market float information provided on the cover page of this report and (ii) provide the information required pursuant to Items 10, 11, 12 and 13 of Part III in the Company's Annual Report that was not otherwise include in the original filing of such report.

PART III

ITEM 10.    DIRECTORS OF REGISTRANT

INCUMBENT DIRECTORS WHOSE TERMS OF OFFICE CONTINUE AFTER THE ANNUAL MEETING

        The following table sets forth information regarding the directors of Viant as of April 2, 2002, including information as to each director's age, position with the Company, business experience and remaining term.

Name of Nominee	Age	Position/Principal Occupation
Class III Directors
Robert L. Gett	51	President and Chief Executive Officer
William E. Kelvie(1)	54	Director
Class II Director
Jenne Britell(2)	59	Director
John Gibbons(1)	51	Director
Class I Director
Venetia Kontogouris(1)(2)	50	Director

(1)
Member of Audit Committee

(2)
Member of Compensation Committee

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

        William E. Kelvie has served on Viant's Board of Directors since June 1999. Mr. Kelvie has also served as a director of HomeStore since August 1998. From April 2000 to present, Mr. Kelvie has served as the Chairman and Chief Executive Officer of Overture Technologies, Inc., a venture focused on transforming the student financial aid process. From November 1990 to July 2000, Mr. Kelvie was Executive Vice President and Chief Information Officer (CIO) at Fannie Mae. Before joining Fannie Mae, Mr. Kelvie was a partner with Nolan, Norton & Company, a management consulting company specializing in information technology strategies and plans and served in various capacities with The Dexter Corporation, a specialized manufacturing company, and The Travelers, an insurance and financial services company. Mr. Kelvie received a BS in English literature from Tufts University and an MS in English literature from Trinity College.

        Venetia Kontogouris has served on Viant's Board of Directors since June 1996. From November 1999 to present, Ms. Kontogouris has served as the Managing Director of Trident Capital, a venture capital firm and prior to that, served as the President of Enterprise Associates, LLC, the venture capital unit of IMS Health, an information solutions provider to the pharmaceutical and healthcare industries. From July 1997 to November 1999, Ms. Kontogouris also served as a Senior Vice President of Cognizant Corporation, a venture capital interest. From 1992 to July 1997, Ms. Kontogouris was a Senior Vice President with The Dun & Bradstreet Corporation, a business services company. Ms Kontogouris serves on the Board of Directors of Cognizant Technology Solutions Corporation, an information technology consulting company and several private companies. Ms. Kontogouris holds a BA from Northeastern University and an MBA from the University of Chicago.

        Jenne K. Britell, Ph.D., has served on Viant's board of directors since December 2001. From February 2001, to the present, Dr. Britell has served as the Chairman and CEO of Structured Ventures, Inc. She is also currently a director of Crown Cork and Seal (NYSE: CCK), Lincoln National Corp. (NYSE: LNC) and Aames Financial Corp. (OTC BB: AMSF.OB). From August 1996-March 2000, she held several positions at GE Capital, most recently as Executive Vice President of Global Consumer Finance and President of Global Commercial and Mortgage Banking. While at GE Capital, she served as Chairman of the Management or Supervisory Boards of several foreign GE-owned banks. Dr. Britell previously was Executive Vice President and Chief Lending Officer of Dime Bancorp and served as a Trustee of TIAA-CREF. She earned a B.A. with honors and an M.A. from Harvard University, as well as an M.S. and Ph.D. from Columbia University.

        John Gibbons has served on Viant's board of directors since December 2001. Dr. Gibbons has over 15 years of senior management experience in the financial services arena. From January to December, 2001, Dr. Gibbons served as Senior Vice President for FHLB in Chicago, responsible for strategy development. From October, 1996 to March, 2000, Mr. Gibbons served as Executive Vice President and Chief Financial Officer of Freddie Mac. From 1985-1991, he held the positions of Director, Financial Institutions Group, and Vice President, Mortgage Finance at Merrill Lynch. He has also been an analyst at Standard & Poor, and was a Visiting Assistant Professor in Social Sciences at the University of Chicago. Dr. Gibbons has an MBA from Wharton School, and a B.A. and Ph.D. from Harvard University.

        The Class III directors will stand for re-election at our next annual meeting, currently scheduled for June 7, 2002. The Class I director shall stand for re-election at our 2003 annual meeting and our Class II directors shall stand for re-election at our 2004 annual meeting.

        There are no family relationships among any executive officer or director of the Company and no arrangements or understandings between any director and any other person as to any directors election to the Board of Directors or selection as a nominee to the Board of Directors.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who own more then ten percent of a registered class of the Company's equity securities, to file reports of ownership on Form 3 and changes in ownership on Form 4 and Form 5 with the SEC. Such officers, directors and 10% Stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file. During the fiscal year ended December 31, 2001, the following individuals filed late Forms 3, 4, or 5: Jenne K. Britell filed one (1) late Form 3; Robert L. Gett filed one (1) late Form 5 consisting of two (2) transactions; John P. Gibbons filed one (1) late Form 3; Venetia Kontogouris filed one (1) late Form 5 consisting of three (3) transactions; Dwayne Nesmith filed one (1) late Form 4 consisting of one transaction; and Bruce Shoger filed one (1) late Form 3.

ITEM 11.    EXECUTIVE COMPENSATION

DIRECTORS COMPENSATION

        We do not currently compensate our directors in cash for their service as members of the Board of Directors, although we reimburse our directors for expenses in connection with attendance at Board of Director and committee meetings. Under our 1999 stock option plan, directors are eligible to receive stock option grants at the discretion of the Board of Directors or other administrator of the plan. During 2001, the Board of Directors granted options to purchase 75,000 shares of the Company's common stock with an exercise price of $1.55 to the following directors: Venetia Kontogouris, William E. Kelvie, John Gibbons and Jenne Britell. 50,000 of these options were immediately exercisable, the remaining 25,000 options vest quarterly over three years.

EXECUTIVE COMPENSATION

        The following table sets forth all compensation awarded, earned or paid to the Company's Chief Executive Officer, and the Company's other most highly compensated executive officers who were serving as executive officers for the fiscal year ended December 31, 2001, for services rendered by each person in all capacities to the Company during the fiscal years 1999, 2000 and 2001. This information includes the dollar value of base salaries and bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred. The Company does not grant stock appreciation rights ("SARs") and has no long-term compensation benefits other than options.

SUMMARY COMPENSATION TABLE

Long-term Compensation Awards
Annual Compensation
Name and Principal Position					Securities Underlying Options	All other Compensation
	Year	Salary	Bonus
Robert L. Gett,(1)(2) President and Chief Executive Officer, and Director	2001 2000 1999	$268,262.35 224,038.53 174,230.81	$	— — 245,000.00	120,000 20,000 —	$	— — —
Diane M. Hall, Vice President and Chief Delivery Officer	2001 2000 1999	249,999.88 240,922.98 175,538.42		50,000.00 — 136,042.28	100,000 68,000 78,000		— — —
Dwayne Nesmith, Vice President and Chief Financial Officer	2001 2000 1999	247,307.64 222,499.97 175,288.49		50,000.00 — 135,848.58	100,000 56,000 162,000		— — —
Christopher Newell, Chief Knowledge Officer	2001 2000 1999	207,788.43 185,961.53 126,538.48		54,043.27 68,647.13 —	40,000 20,000 100,000		— — —

(1)
On November 4, 1996, Viant and Robert L. Gett entered into a Key Employee Agreement. Under the terms of Viant's Key Employee Agreement, Mr. Gett's employment with Viant shall last until the earlier of (i) Mr. Gett's death, (ii) disability lasting 270 days, (iii) 30 days after written notice from Mr. Gett terminating the Agreement or (iv) 30 days after written notice by Viant, with or without cause, terminating the Agreement. Mr. Gett is eligible to receive deferred bonus, pension, group medical insurance, profit sharing and other benefits in place from time to time. If Mr. Gett's employment is terminated by Viant without cause, Viant has agreed to continue to pay Mr. Gett's salary for a period of one year from the date of such termination. Mr. Gett will also continue to receive the same employee benefits which he had as an employee until the earlier of: (1) one year from the date of such termination, and (2) the date on which Mr. Gett is re-employed.

(2)
As of January 1, 2002, Viant retained Mr. Bruce Shoger to serve as its President and Chief Operating Officer. In connection with this hiring, Mr. Gett retained his role as Chief Executive Officer and became Chairman of our Board of Directors.

OPTION GRANTS IN THE LAST FISCAL YEAR

        The following table sets forth each grant of stock options made during the fiscal year ended December 31, 2001 to each named executive officer in the Summary Compensation Table above. In accordance with the rules of the Securities and Exchange Commission, the table sets forth hypothetical gains of "option spreads" that would exist for the options at the end of their respective ten-year terms based on assumed annualized rates of compound stock price appreciation of 5% and 10% from the dates the options were granted to the end of the respective terms. These amounts do not represent the Company's estimate of future stock prices. Actual gains, if any, on option exercises are dependent on the future performance of the Company's common stock and overall market conditions. There can be no assurance that the potential realized values shown in this table will be achieved.

					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation For Option Term
		% of Total Options Granted to Employees in Fiscal Year
Name	Number of Options Granted(1)		Exercise Price Per Share	Expiration Date
					5%	10%
Robert L. Gett, President and Chief Executive Officer, and Director	120,000	1.70%	$1.45	07/31/2011	$109,428	$277,311
Diane M. Hall, Vice President and Chief Delivery Officer	100,000	1.42%	1.45	07/31/2011	91,190	231,093
Dwayne Nesmith, Vice President and Chief Financial Officer	100,000	1.42%	1.45	07/31/2011	91,190	231,093
Christopher Newell, Chief Knowledge Officer	40,000	0.57%	1.45	07/31/2011	36,476	92,437

(1)
The options shown in the table were granted pursuant to the Company's 1999 Stock Option Plan. They were granted at fair market value and will expire ten years from the date of grant. Although, options granted under Viant's 1999 Stock Option Plan will generally vest over four years, with 25% of the shares vesting after one year and the remaining shares vesting in installments based on full calendar quarters over the next 36 months, options granted under Viant's Evergrowth program vest over two years, with 50% of the shares vesting after one year and the remaining 50% vesting after the second year. All options granted to our executive officers in 2001 were granted under Viant's Evergrowth program.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

        The following table describes for the named executive officers their option exercises for the fiscal year ended December 31,2001, and exercisable and unexercisable options held by them as of December 31, 2001.

        The "Value of Unexercised In-the-Money Options at Fiscal Year-End" is based on a value of $1.67 per share, the fair market value of our common stock as of December 31, 2001, and which was the closing price of our common stock on December 31, 2001, as reported on the NASDAQ stock market, less the per share exercise price, multiplied by the number of shares issued upon exercise of the option. All options were granted under either our 1996 or 1999 Stock Option Plans. Typically, the shares vest over four years, with 25% of the shares vesting one year after the grant date and the remaining shares vesting ratably each quarter thereafter.

			Number Of Securities Underlying Unexercised Options at Fiscal Year-End		Value of Unexercised In-the-Money Options at Fiscal Year-End(1)
Name	Shares Acquired on Exercise(#)	Value Realized ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Robert L. Gett, President and Chief Executive Officer, and Director	—	$—	—	140,000	$—	$26,400
Diane M. Hall, Vice President and Chief Delivery Officer	—	—	84,244	213,632	71,550	24,300
Dwayne Nesmith, Vice President and Chief Financial Officer	—	—	81,337	220,001	—	22,000
Christopher Newell, Chief Knowledge Officer	—	—	40,278	92,500	—	12,100

(1)
These values have not been, and may never be, realized. These values are based on the positive spread between the respective exercise prices of outstanding options and the closing price of the Company's common stock on December 31, 2001.

TEN YEAR OPTIONS REPRICING

        The following table sets forth information with respect to all repricings of options held by each of the named executive officers.

Name	Date	Securities Underlying Options Repriced or Amended(%)	Market Price of Stock at Time of Repricing or Amendment	Exercise Price at Time of Repricing or Amendment	New Exercise Price	Length of Original Option Term Remaining at Date of Repricing or Amendment
Christopher Newell, Chief Knowledge Officer	07/31/2001 07/31/2001	.39% ..13%	$1.45 1.45	$20.81 5.88	$1.45 1.45	8.71 Years 9.17 Years

BOARD OF DIRECTORS' REPORT ON THE OPTION EXCHANGE PROGRAM

        After considering various alternatives to address employee retention and motivation, the Compensation Committee initiated a stock option exchange program in January 2001. Under this program, all employees except certain members of Senior Management, were given the opportunity to cancel outstanding stock option grants, granted to them by Viant. Under this program, the employee could select grants to be exchanged at 100% for all vested options and 75% for all unvested options, to be granted at least six months and one day from the date the old options are cancelled, provided the individual is still employed on such date. In addition, each employee who chose to exchange any options was also required to exchange all options granted six months prior to the cancellation date. The cancellation date for the program was January 16, 2001. Vesting continued for all exchanged options according to the original schedule; the amount that vested during the cancellation period was reduced to the 75% factor. The vesting commencement date of the old options stayed intact. On January 16, 2001, Viant accepted for cancellation and exchange options to purchase a total of 6.0 million shares of common stock. On July 31, 2001, stock options to purchase 2.9 million shares were issued at the then fair market value pursuant to the terms of the option exchange program. On August 10, 2001 an additional 0.4 million shares were issued at the then fair market value under the UK Stock Option Plan pursuant to the terms of the exchange program. The exercise price of these stock options was the same as the fair value on the date of grant; accordingly compensation charges were not recorded.

        Stock options are intended to provide incentives to Viant's employees. The Compensation Committee believes that such equity incentives are a significant factor in Viant's ability to attract, retain and motivate employees who are critical to Viant's long-term success. The disparity between the original exercise prices of Viant's outstanding stock options and the market price for the common stock did not provide, in the judgment of the Compensation Committee, a meaningful incentive or retention device to those holding stock options and, therefore, the Compensation Committee determined that offering the option exchange program was in the best interest of Viant and its stockholders.

                      Respectfully submitted,

                      THE BOARD OF DIRECTORS

REPORT OF THE COMPENSATION COMMITTEE REGARDING EXECUTIVE COMPENSATION

REPORT ON EXECUTIVE COMPENSATION

        The Compensation Committee of the Board of Directors is responsible for reviewing the Company's overall compensation policies and, with the input of the Company's Director of Human Resources, setting the compensation of the Company's executive officers. Throughout fiscal year 2001, the Compensation Committee was comprised solely of non-employee directors. From January 1, 2001 until May 24, 2001, the committee consisted of Mr. William Davidow and Ms. Venetia Kontogouris, from May 25, 2001 until December 18, 2001, the committee consisted solely of Ms. Venetia Kontogouris and from December 19, 2001 until present, the committee consists of Ms. Venetia Kontogouris and Dr. Jenne K. Britell.

  Compensation Philosophies and Goals

        Our executive compensation program for fiscal year 2001 consisted of a combination of base salary, cash bonuses and stock options. Our compensation program is designed to align executive and stockholder interests through incentives for the achievement of specific goals and objectives by the executive and the company. Accordingly, 30% to 40% of the Company's executives total compensation is directly linked to the satisfaction by the Company or the executive of these specified goals and objectives. By linking compensation to the achievement of these core objectives and fundamental goals, we believe that a performance-oriented environment is created for our executives and other employees.

        The Company's executive compensation program for 2001 also further aligns executive and stockholder interests by providing executives with an equity interest in the Company through the granting of stock options. The Chief People Officer recommended the size of the option grant to the Compensation Committee for approval. The Compensation Committee in conjunction with the Chief Executive Officer based its review of such recommended grants on various factors, including the executive's responsibilities, leadership roles, the executive's past, present and expected contributions to the Company's goals and objectives and the executive's current stock and option holdings.

        In addition to structuring its executive compensation program in a manner that will reward executives for the achievement of the company's objectives and goals, as well as for individual performance, we also seek to attract and retain key executives through our compensation programs.

  Cash Compensation in Fiscal 2001

        In keeping with the Company's desire to create a performance-oriented environment through its compensation programs, the bonus component is a significant percentage of the overall cash compensation payable to the Company's executive officers. For 2001, the Compensation Committee determined base salaries of the executive officers. The Company adopted a performance-based bonus plan for key employees in 2001, which covered the executive officers (excluding the CEO) and other senior management of the Company. Under this bonus plan, the Chief People Officer recommended the target amount of bonus compensation payable to each participant for the year to the Compensation Committee for approval. Each participant's actual bonus compensation was determined based on the participant's achievement of specified goals. Each executive had specific measurable performance targets designed, upon meeting the desired result, to positively improve the operations and performance of the Company. These included market recognition, revenue generation, cost reductions, cash preservation and delivery excellence.

  Compensation of Chief Executive Officer

        The Compensation Committee set Mr. Gett's base salary at $300,000 per year, effective April 1, 2001. This annual salary adjustment was made to continue bringing Mr. Gett's salary in line with the current market salaries of other chief executive officer's in similar companies. This action reflects the Company's practice of targeting employee compensation to market. Mr. Gett did not participate in the Company's 2001 performance-based bonus plan.

  Incentive Compensation

        During 2001 the named executive officers received options to purchase an aggregate of 360,000 shares of common stock at a weighted average exercise price of $1.45 per share, as indicated in the Option Grants in Last Fiscal Year table.

        THE FOREGOING COMPENSATION COMMITTEE REPORT SHALL NOT BE DEEMED TO BE "SOLICITING MATERIAL" OR TO BE "FILED" WITH THE SEC, NOR SHALL SUCH INFORMATION BE INCORPORATED BY REFERENCE INTO ANY FUTURE FILING UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), OR THE EXCHANGE ACT, EXCEPT TO THE EXTENT THE COMPANY SPECIFICALLY INCORPORATES IT BY REFERENCE INTO SUCH FILING.

COMPLIANCE WITH SECTION 162(m) OF THE INTERNAL REVENUE CODE OF 1986

  The Company intends to comply with the requirements of Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), which imposes a limit on tax deductions for annual compensation in excess of one million dollars paid by a corporation to its chief executive officer and the other four most highly compensated executive officers of a corporation. None of the compensation paid by the Company in fiscal 2001 was subject to the limitation on deductibility. The Compensation Committee will continue to assess the impact of Section 162(m) of the Code on its compensation practices and determine was further action, if any, is appropriate.

                      Respectfully submitted,

                      THE COMPENSATION COMMITTEE

                      Venetia Kontogouris

PERFORMANCE GRAPH

        The following graph compares the cumulative total return to stockholders of the Company's common stock at December 31, 2001 since June 18, 1999 (the date the Company first became subject to the reporting requirements of the Exchange Act) to the cumulative total return over such period of (i) the "Nasdaq Stock Market (U.S.)" index, and (ii) the "JP Morgan H&Q Information Services" index (formerly known as "Chase H&Q Information Services" index). The graph assumes the investment of $100 in the Company's common stock and each of such indices (from June 18, 1999) and reflects the change in the market price of the Company's common stock relative to the noted indices at quarterly intervals from June 18, 1999 to December 31, 2001 (and not for any interim periods). The performance shown is not necessarily indicative of future price performance.

COMPARISON OF 30 MONTH CUMULATIVE TOTAL RETURN*
AMONG VIANT CORPORATION, THE NASDAQ STOCK MARKET (U.S.) INDEX
AND THE JP MORGAN H & Q INFORMATION SERVICES INDEX

*
$100 invested on 6/18/99 in stock or on 5/31/99 in index-including reinvestment of dividends. Fiscal year ending December 31, 2001.

	6/18/99	12/99	12/00	12/01
VIANT CORPORATION	100.00	618.75	49.61	20.88
NASDAQ STOCK MARKET (U.S.)	100.00	165.11	99.31	78.80
JP MORGAN H & Q INFORMATION SERVICES	100.00	146.83	97.45	104.18

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT PRINCIPAL STOCKHOLDERS

        The following table sets forth the beneficial ownership of the Company's common stock as of April 2, 2002 (i) by each of the named executive officers named in the table under "Executive Compensation—Summary Compensation Table," (ii) by each director and nominee, (iii) by all current directors and executive officers as a group and (iv) by all persons known to the Company, based on statements filed by such persons pursuant to Section 13(d) or 13(g) of the Securities and Exchange Act of 1934, as amended, to be the beneficial owners of more than 5% of the Company's common stock. The column entitled "Options" consists of shares of common stock subject to options exercisable or currently exercisable within 60 days of Apri1 2, 2002, which are deemed to be outstanding for the purpose of computing the percentage ownership of the person holding the options. As of April 2, 2002 Viant had 48,997,092 shares outstanding. Unless indicated otherwise below, each stockholder named in the table has sole voting and investment power of the shares beneficially owned, subject to community property laws.

Name of Person or Entity	Number of Shares	Options	Percentage of Shares Outstanding
5% Stockholders
Citigroup/Salomon Smith Barney(1)	5,968,661	—	12.2%
Robert L. Gett	4,247,440	60,000	8.8%
Ahmut H. Okumus(2)	4,160,177	—	8.5%
PAW Capital(3)	3,410,000	—	7.0%
Named Executive Officers and Directors
Robert L. Gett	4,247,440	60,000	8.8%
Venetia Kontogouris	43,838	97,083	*
William E. Kelvie	17,500	117,083	*
Jenne K. Britell	—	52,083	*
John Gibbons	—	52,083	*
Bruce Shoger	—	100,000	*
M. Dwayne Nesmith	170,010	143,338	*
Diane M. Hall	119,092	145,368	*
Christopher Newell	4,468	66,528	*
All directors and executive officers as a group (9 persons)	4,602,348	833,566	10.9%

  •
  Less than 1% of the outstanding shares of common stock.

(1)
Share numbers are based upon a Form 13(g) filed on February 8, 2002 by holder. Holdings consist of 5,968,661 shares held by Citigroup, Inc. through Salomon Smith Barney Holdings, Inc., the sole stockholder of Salomon Brothers Holding Company, Inc. and Smith Barney Fund Management, LLC as to 3,012,261 and 2,956,400 shares, respectively. The address for Salomon Smith Barney Holdings, Inc. and Salomon Brothers Holding Company, Inc. is 388 Greenwich Street, New York, New York 10013, Citigroup, Inc. is 399 Park Avenue, New York, New York 10043 and the address for Smith Barney Fund Management LLC is 125 Broad Street, New York, New York 10003.

(2)
Share numbers are based upon a Form 13(g) filed on April 16, 2002 by holder. Holdings consist of 4,160,177 shares held by Okumus Capital, LLC through Okumus Opportunity Fund, Ltd., as to 2,663,177 shares, and Okumus Market Neutral Fund, Ltd., as to 1,497,000 shares, for which Okumus Capital serves as the investment manager. Mr. Okumus acts as the managing member for Okumus Capital, LLC. The address for Mr. Okumus and the affiliated entities is 575 Lexington Avenue, 7th Floor, New York, New York 10022.

(3)
Share numbers are based upon a Form 13(g) filed on February 14, 2002 by holder. Holdings consist of 3,741,000 shares held by Peter A. Wright through PAW Capital Corp.. The address for Peter A. Wright and PAW Capital Corp. is 10 Glennville Street, Greenwich, CT 06831-3638.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        No member of the Compensation Committee serves as a member of the Board of Directors or Compensation Committee of any entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Change of Control Severance Agreements

        As of April 1, 2001, we entered into a Change of Control Severance Agreement with M. Dwayne Nesmith our Chief Financial Officer. Mr. Nesmith's agreement provides that if he is involuntarily terminated 3 months prior to or twelve (12) months following a change of control he will be entitled to the following:

  •
  A lump sum payment equal to 9 months of his base salary as in effect on the date of termination;

  •
  Acceleration of all unvested stock options, which as of April 10, 2002 equaled 158,000 shares of our common stock out of 301,338 shares of common stock outstanding under existing options as of that date;

  •
  The release of any repurchase right as to zero shares of common stock purchased prior to the change of control; and

  •
  Health benefits equal to those existing immediately prior to the date of termination until the earlier of (i) 9 months following the termination date or (ii) the date he is no longer eligible to receive continuation benefits pursuant to COBRA.

        As of April 1, 2001, we entered into a Change of Control Severance Agreement with Diane Hall our Chief Delivery Officer. Ms. Hall's agreement provides that if she is involuntarily terminated within twelve (12) months following a change of control she will be entitled to the following:

  •
  A lump sum payment equal to 9 months of her base salary as in effect on the date of termination;

  •
  Acceleration of all unvested stock options, which as of April 10, 2002 equaled 152,508 shares of our common stock out of 297,876 shares of common stock outstanding under existing options as of that date;

  •
  The release of any repurchase right as to any zero shares of common stock purchased prior to the change of control; and

  •
  Health benefits equal to those existing immediately prior to the date of termination until the earlier of (i) 9 months following the termination date or (ii) the date she is no longer eligible to receive continuation benefits pursuant to COBRA.

        As of April 1, 2001, we entered into a Change of Control Severance Agreement with Christopher Newell our Chief Knowledge Officer. Mr. Newell's agreement provides that if he is involuntarily terminated within twelve (12) months following a change of control he will be entitled to the following:

  •
  A lump sum payment equal to 6 months of his base salary as in effect on the date of termination;

  •
  Acceleration of all unvested new hire stock options, which as of April 10, 2002 equaled 31,250 shares of our common stock out of 77,778 shares of common stock outstanding under existing new hire options as of that date;

  •
  The release of any repurchase right as to zero shares of common stock purchased prior to the change of control; and

  •
  Health benefits equal to those existing immediately prior to the date of termination until the earlier of (i) 6 months following the termination date or (ii) the date he is no longer eligible to receive continuation benefits pursuant to COBRA.

        As of January 2, 2002, we entered into a Change of Control Severance Agreement with Bruce Shoger our President and Chief Operating Officer. Mr. Shoger's agreement provides that if he is involuntarily terminated within twelve (12) months following a change of control he will be entitled to receive the following:

  •
  A lump sum payment equal to twelve (12) months of his base salary as in effect on the date of termination;

  •
  An additional twelve months of vesting for all outstanding and unvested stock options granted prior to the change of control, which as of April 10, 2002 would equal 212,499 shares of our common stock out of 1,000,000 shares of our common stock outstanding under existing options as of that date;

  •
  The release of any repurchase right as to zero shares of common stock purchased prior to the change of control; and

  •
  Health benefits equal to those existing immediately prior to the date of termination until the earlier of (i) twelve (12) months following the termination date or (ii) the date he is no longer eligible to receive continuation benefits pursuant to COBRA.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended Report to be signed on its behalf by the undersigned, hereunto duly authorized, in Boston, Massachusetts, on the 30th day of April 2002.

VIANT CORPORATION
By:	/s/ ROBERT L. GETT Robert L. Gett President and Chief Executive Officer

        Pursuant to the requirements of the Securities Act of 1934, this amended Report has been signed by the following persons in the capacities and on the dates indicated:

Name	Title	Date

/s/ ROBERT L. GETT Robert L. Gett	President, Chief Executive Officer and Director (Principal Executive Officer)	April 30, 2002
/s/ M. DWAYNE NESMITH M. Dwayne Nesmith	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 30, 2002
/s/ JOHN GIBBONS* John Gibbons	Director	April 30, 2002
/s/ VENETIA KONTOGOURIS* Venetia Kontogouris	Director	April 30, 2002
/s/ WILLIAM E. KELVIE* William E. Kelvie	Director	April 30, 2002
/s/ JENNE K. BRITELL* Jenne K. Britell
*By:	/s/ M. DWAYNE NESMITH M. Dwayne Nesmith Attorney-in-fact

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
PART III
COMPARISON OF 30 MONTH CUMULATIVE TOTAL RETURN* AMONG VIANT CORPORATION, THE NASDAQ STOCK MARKET (U.S.) INDEX AND THE JP MORGAN H & Q INFORMATION SERVICES INDEX
SIGNATURES