Form 10-Q
period 2002-03-31
VIANT CORP
filed 2002-05-15
CIK 1028122

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 0-26303

VIANT CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	77-0427302
(State or Other Jurisdiction Incorporation or Organization)	(I.R.S. Employer Identification No.)

89 SOUTH STREET, BOSTON, MA	02111
(Address of Principal Executive Offices)	(Zip Code)

617-531-3700
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐.

As of May 10, 2002 there were 49,144,000 shares of Common Stock, $.001 par value, outstanding.

VIANT CORPORATION

Form 10-Q

Table of Contents

March 31, 2002

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

VIANT CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended
	March 31, 2002	March 31, 2001
Revenues:
Revenues before expense reimbursements	$4,952	$14,286
Reimbursements for expenses	402	808
Total revenues	5,354	15,094

Operating expenses:
Cost of professional services
Cost of professional services before reimbursable expenses	4,383	13,276
Reimbursable expenses	402	808
Total cost of professional services	4,785	14,084
Sales and marketing	1,426	2,944
General and administrative	5,765	12,148
Restructuring	—	16,747

Total operating expenses	11,976	45,923

Loss from operations	(6,622)	(30,829)
Interest and other income (expense), net	647	1,350

Net loss	$(5,975)	$(29,479)

Net loss per share:

Basic	$(0.12)	$(0.59)
Diluted	$(0.12)	$(0.59)

Shares used in computing net loss per share:

Basic	48,988	50,053
Diluted	48,988	50,053

The accompanying notes are an integral part of these consolidated financial statements.

VIANT CORPORATION

CONSOLIDATED BALANCE SHEET

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

	March 31, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$76,703	$43,601
Short-term investments	39,354	94,158
Accounts receivable, net	4,149	2,561
Prepaid expenses and other current assets	874	1,462
Total current assets	121,080	141,782
Property and equipment, net	6,763	8,226
Long-term investments	314	314
Other assets	3,778	3,778
Total assets	$131,935	$154,100

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$625	$741
Accounts payable	1,597	1,673
Accrued expenses	3,107	5,830
Restructuring reserve	4,218	17,885
Deferred revenues	912	665
Total current liabilities	10,459	26,794
Capital lease obligations, net of current portion	49	114
Restructuring reserve, net of current portion	3,039	2,937
Total liabilities	13,547	29,845

Stockholders’ equity:
Preferred stock, $0.001 par value; Authorized: 5,000,000 shares; Issued and outstanding: no shares at March 31, 2002 and December 31, 2001	—	—
Common stock, $0.001 par value; Authorized 200,000,000 shares; Issued and outstanding: 51,715,845 and 49,001,845 at March 31, 2002 and 51,591,468 and 48,877,468 shares at December 31, 2001, respectively	52	52
Additional paid-in capital	217,367	217,239
Treasury stock, at cost, 2,714,000 shares at March 31, 2002 and December 31,2001	(7,188)	(7,188)
Accumulated other comprehensive income	80	100
Accumulated deficit	(91,923)	(85,948)
Total stockholders’ equity	118,388	124,255
Total liabilities and stockholders’ equity	$131,935	$154,100

The accompanying notes are an integral part of these consolidated financial statements.

VIANT CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended
	March 31, 2002	March 31, 2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,975)	$(29,479)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,092	1,510
Loss on disposal of property and equipment	325	—
Write-down of investments	—	971
Stock-based compensation expense	—	42
Changes in operating assets and liabilities:
Accounts receivable	(1,588)	10,885
Prepaid expenses and other assets	588	486
Accounts payable	(76)	(1,973)
Accrued expenses	(2,723)	(7,006)
Restructuring reserve	(13,565)	15,897
Deferred revenues	247	(1,924)

Net cash used in operating activities	(21,675)	(10,591)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(3,400)	(55,513)
Maturities of short-term investments	58,204	31,631
Purchases of long-term investments	—	(971)
Proceeds from sale of property and equipment	50	—
Purchases of property and equipment	(4)	(2,143)

Net cash provided by (used in) investing activities	54,850	(26,996)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	128	211
Principal payments on capital lease obligations	(181)	(163)

Net cash (used in) provided by financing activities	(53)	48

Effect of exchange rate changes on cash and cash equivalents	(20)	112

Net increase (decrease) in cash and cash equivalents	33,102	(37,427)
Cash and cash equivalents at beginning of period	43,601	141,629
Cash and cash equivalents at end of period	$76,703	$104,202

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest	$27	$40

The accompanying notes are an integral part of these consolidated financial statements.

VIANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Viant Corporation (“Viant”, "We" or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2001 included in the Company’s Form 10-K, filed April 1, 2002 (File No. 0-26303), as amended on Form 10-K/A on April 30, 2002.  The accompanying unaudited consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three month period ended March 31, 2002 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

On January 1, 2002, Viant adopted EITF Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for “Out-Of-Pocket” Expenses Incurred.” This consensus requires that reimbursements received for out-of-pocket expenses should be characterized as revenue and the corresponding amount as cost of services. We incur incidental expenses in the delivery of services to our clients that in practice are commonly referred to as “out-of-pocket” expenses. These expenses include, but are not limited to, travel and administrative charges. Historically, we have reported our revenues and cost of services net of these reimbursements.  Comparative financial statements for prior periods have been reclassified to comply with the guidance of this FASB announcement.

2. EARNINGS (LOSS) PER SHARE

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted income (loss) per common share reflects the maximum dilution that would have resulted from the assumed exercise and share repurchase related to dilutive stock options and is computed by dividing net income (loss) by the weighted average number of common shares and all dilutive securities outstanding. The calculation of diluted net loss per common share does not include 0.2 and 1.6 million potential shares of common stock equivalents for the three months ended March 31, 2002 and March 31, 2001, respectively, as their inclusion would be anti-dilutive.

3. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

             Viant considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents. All other investments with original maturities between 91 and 360 days are classified as short-term investments because they are liquid and are available to meet working capital needs. Short-term investments are classified as held-to-maturity securities and are recorded at amortized cost. Investments with original maturities greater than one year are classified as long-term investments. At March 31, 2002 and December 31, 2001, Viant’s short-term investments consisted primarily of certificates of deposit, U.S. Government-backed securities and money market funds secured by U.S. Government-backed securities.  At March 31, 2002, cash and cash equivalents included $2.0 million, which collateralizes outstanding letters of credit.

4. SEGMENTS AND GEOGRAPHIC INFORMATION

Viant engages in business activities in one operating segment that provides professional services to global companies that seek to solve complex business problems with digital solutions.  Revenues from and long-lived assets at Viant’s international operations in Munich, whose operations ceased as a result of the restructuring undertaken in March 2001, and London, whose operations ceased as a result of the restructuring undertaken in October 2001, are not significant for the periods reported.

5. RESTRUCTURING

In December 2000, Viant recorded restructuring and other related charges of $6.0 million, consisting of $1.7 million for headcount reductions, $4.0 million for closure and consolidation of facilities and related fixed assets, and $0.3 million of other related restructuring charges. These restructuring and other related charges were taken to align Viant’s cost structure with changing market conditions and decreased demand for Viant’s services. The plan resulted in headcount reduction of 125 employees, which was made up of 99 professional services staff and 26 enterprise services staff.

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

As of March 31, 2002, $7.3 million remained accrued for restructuring. Of this amount, a $4.3 million cash outlay is expected over the next 12 months, and the remaining cash outlay of approximately $3.0 million, primarily related to real estate lease obligations, is expected to occur over the next 6 years.

Restructuring reserve activities during the three months ended March 31, 2002 were as follows (in thousands):

	Balance			Balance
	December 31, 2001	Expense	Utilization	March 31, 2002

Severance and benefits	$119	$—	$(119)	$—
Facilities	20,567	—	(13,425)	7,142
Other	136	—	(21)	115
Total	$20,822	$—	$(13,565)	$7,257

6. COMPREHENSIVE LOSS

Total comprehensive loss, which was comprised of net loss and foreign currency translation adjustments, was $(5,995,000) and $(29,367,000) for the three months ended March 31, 2002 and 2001, respectively.

7. SUBSEQUENT EVENT

On April 5, 2002, Viant Corporation entered into an Agreement and Plan of Merger and Reorganization, with divine, inc. and DVC Acquisition Company, pursuant to which DVC, a direct, wholly-owned subsidiary of divine, will be merged with and into Viant and the separate corporate existence of DVC shall cease.  Following the merger, Viant will be a wholly-owned subsidiary of divine. Upon consummation of the merger, each of the approximately 49.1 million outstanding shares of Viant common stock will be converted into the right to receive 3.977 shares of divine Class A common stock.   In addition, in connection with the closing of the merger, Viant will distribute $24 million, in the aggregate, to its stockholders; provided, however, that if the proposed business combination does not close, the cash distribution will not occur.  The record date for the cash distribution has not yet been set.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF VIANT SHOULD BE READ IN CONJUNCTION WITH VIANT’S UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, INCLUDED ELSEWHERE IN THIS REPORT AND WITH THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001, AS AMENDED ON FORM 10-K/A. EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE DISCUSSION IN THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE EXCHANGE ACT OF 1934. THESE STATEMENTS INVOLVE RISKS, UNCERTAINTIES AND ASSUMPTIONS AS TO SUCH MATTERS AS VIANT’S PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS. THE CAUTIONARY STATEMENTS MADE IN THIS REPORT SHOULD BE READ AS BEING APPLICABLE TO ALL RELATED FORWARD-LOOKING STATEMENTS WHEREVER THEY APPEAR IN THIS REPORT. VIANT’S ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE, ACHIEVEMENTS AND REPORTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED BELOW. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED IN “FACTORS AFFECTING VIANT’S OPERATING RESULTS, BUSINESS PROSPECTS AND MARKET PRICE OF STOCK,” AS WELL AS THOSE DISCUSSED ELSEWHERE HEREIN. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE MADE AS OF THE DATE HEREOF, BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE THEREOF, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS.

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

Viant’s critical accounting policies and areas of significant accounting judgments and estimates are described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Viant’s most recent Annual Report on Form 10-K for the year ended December 31, 2001, as amended on Form 10-K/A, which should be read in conjunction with the discussion below.

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

We recognize all of our revenue under written service contracts with our clients and only in those situations where collection from a client is reasonably assured. Revenues from time and materials service contracts are recognized as the services are provided. Revenues from fixed-price engagements are recognized using the percentage of completion method based on the ratio of costs incurred to the total estimated project costs. Project costs are based on the direct payroll and associated fringe benefits of the consultants on the engagement plus all direct expenses incurred to complete the engagement that are not reimbursed by the client. The percentage of completion method is used since reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made, based on historical experience and milestones set in the contract. Finance department personnel meet regularly with project managers to discuss the status of the projects and, for fixed-price engagements, the finance department is updated on the budgeted costs and required resources to complete the project. These budgets are then used to calculate revenue recognition and to estimate the anticipated income or loss on the project. In the past, we have been required to commit unanticipated additional resources to complete projects, which have resulted in lower than anticipated profitability or losses on those contracts. We may experience similar situations in the future. Provisions for estimated losses on contracts are made during the period in which such losses become probable and can be reasonably estimated. To date, such losses have not been significant.

On January 1, 2002, Viant adopted EITF Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for “Out-Of-Pocket” Expenses Incurred.” This consensus requires that reimbursements received for out-of-pocket expenses should be characterized as revenue and the corresponding amount as cost of services. We incur incidental expenses in the delivery of services to our clients that in practice are commonly referred to as “out-of-pocket” expenses. These expenses include, but are not limited to, travel and administrative charges. Historically, we have reported our revenues and cost of services net of these reimbursements.  Comparative financial statements for prior periods have been reclassified to comply with the guidance of this FASB announcement.

The market for our professional services has declined significantly and sales cycles have lengthened. As a result of these effects, our gross revenues for the first quarter of 2002 decreased by 65% as compared to our gross revenues for the first quarter of 2001.  We expect to continue to incur net losses in future quarters.

Viant’s revenues and earnings may fluctuate from quarter to quarter based on such factors within and outside its control, including: the variability in market demand for the Internet and for professional services, the length of the sales cycle associated with our service offerings, the number, size and scope of our projects, and the efficiency with which we utilize our employees. See “Factors Affecting Viant’s Operating Results,

Business Prospects and Market Price of Stock—Fluctuations in our Quarterly Revenues and Operating Results May Lead to Reduced Prices for our Stock.” Viant does not track backlog information. Any information regarding anticipated future revenue from clients would not be meaningful and potentially misleading.

The number of Viant employees decreased from 197 as of December 31, 2001 to 181 employees as of March 31, 2002.  Personnel compensation and facilities costs represent a high percentage of Viant’s operating expenses and are relatively fixed in advance of each quarter. Accordingly, if revenues do not increase, Viant’s business, financial condition or results of operations could be materially and adversely affected. In addition, Viant’s liquidity may also be adversely affected if revenues do not increase and Viant is unable to further reduce operating expenses.

SUBSEQUENT EVENT.  On April 5, 2002, Viant Corporation entered into an Agreement and Plan of Merger and Reorganization, with divine, inc. and DVC Acquisition Company, pursuant to which DVC, a direct, wholly-owned subsidiary of divine, will be merged with and into Viant and the separate corporate existence of DVC shall cease.  Following the merger, Viant will be a wholly-owned subsidiary of divine. Upon consummation of the merger, each of the approximately 49.1 million outstanding shares of Viant common stock will be converted into the right to receive 3.977 shares of divine Class A common stock.  In addition, in connection with the closing of the merger, Viant will distribute $24 million, in the aggregate, to its stockholders.  The record date for the cash distribution has not yet been set.

OPERATING AND OTHER EXPENSES

             Viant's operating and other expenses are comprised of the following:

•           Cost of professional services consist primarily of compensation and benefits for employees engaged in the delivery of professional services and all direct expenses related to client projects that are not reimbursed by the client.

•           Sales and marketing expense consists primarily of compensation, benefits and travel costs for employees in the sales and marketing and research and development groups, marketing program costs and an allocation of facilities costs.

•           General and administrative expense consists primarily of compensation, benefits and travel costs for employees in Viant’s management, human resources, finance and administration groups, and facilities costs not allocated to sales and marketing.

•           Interest and other income (expense), net consists primarily of interest earned on cash and cash equivalents and short and long-term investments, interest paid on capital lease obligations and the write-down of long-term investments.

RESULTS OF OPERATIONS

The following table sets forth the percentage of revenues of certain items included in the Company’s consolidated statements of operations:

VIANT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS PERCENTAGES

	Three Months Ended
	March 31, 2002	March 31, 2001
Revenues:
Revenues before expense reimbursements	92	95
Reimbursements for expenses	8	5
Total revenues	100%	100%

Operating expenses:
Cost of professional services
Cost of professional services before reimbursable expenses	82	88
Reimbursable expenses	8	5
Total cost of professional services	90	93
Sales and marketing	26	20
General and administrative	108	80
Restructuring	—	111

Total operating expenses	224	304

Loss from operations	(124)	(204)
Interest and other income (expense), net	12	9

Net loss	(112)%	(195)%

COMPARISON OF THE QUARTERS ENDED MARCH 31, 2002 AND MARCH 31, 2001

REVENUES. Gross revenues decreased 65% from $15.1 million for the first quarter of 2001 to $5.4 million for the first quarter of 2002. Net revenues (excluding reimbursements of expenses) decreased 65% from $14.3 million for the first quarter of 2001 to $5.0 million for the first quarter of 2002. The decrease in revenues reflects an overall decrease in demand for professional services, variability in market demand for the Internet and a decrease in the number, size and scope of our projects.  We believe that period-to-period comparisons of our operating results are not necessarily meaningful. Net revenues derived from Viant’s three largest clients, as a percentage of total net revenues, increased to 85% for the first quarter of 2002 from 36% for the first quarter of 2001.

COST OF PROFESSIONAL SERVICES. Cost of professional services decreased 66% to $4.8 million for the first quarter of 2002 from $14.1 million for the first quarter of 2001. This decrease was primarily due to a reduction in professional services personnel to 133 as of March 31, 2002 from 294 as of March 31, 2001, as a result of restructurings undertaken by us in March 2001and October 2001, and the corresponding decrease in Viant’s compensation and compensation related expenses for such personnel.  Cost of professional services decreased as a percentage of gross revenues to 89% for the first quarter of 2002 from 93% for the first quarter of 2001. This decrease was primarily the result of increased utilization of our professional services staff on client engagements for the period.

SALES AND MARKETING.  Sales and marketing expense decreased 52% to $1.4 million for the first quarter of 2002 from $2.9 million in the first quarter of 2001.  The primary contributors to this decrease were reductions in sales and marketing personnel and the corresponding decrease in compensation and compensation related expenses, which accounted for 58% of the decrease, reductions in Viant’s marketing and branding efforts, which accounted for 21% of the decrease and reductions in travel for sales and marketing personnel, which accounted for 10% of the decrease.  Sales and marketing expense increased as a percentage of gross revenues to 26% for the first quarter of 2002 from 20% for the first quarter of 2001. This increase was due to lower revenues generated per sales employee and an decrease in revenues for the first quarter of 2002 versus the same period in 2001.

GENERAL AND ADMINISTRATIVE General and administrative expense decreased 53% to $5.8 million for the first quarter of 2002 from $12.1 million in the first quarter of 2001. The primary contributors to this decrease were reductions in: compensation and compensation related expenses, which accounted for 21% of the decrease, infrastructure costs, which accounted for 38% of the decrease, travel costs, which accounted for 19% of the decrease, and bad debt expense, which accounted for 16% of the decrease.  General and administrative expense increased as a percentage of gross revenues to 108% for the first quarter of 2002 from 80% for the first quarter of 2001. This increase was primarily the result of a decrease in revenue for the first quarter of 2002 versus the same period in 2001.

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

As of March 31, 2002, $7.3 million remained accrued for restructuring. Of this amount, a $4.3 million cash outlay is expected over the next 12 months, and the remaining cash outlay of approximately $3.0 million, primarily related to real estate lease obligations, is expected to occur over the next 6 years.

Restructuring reserve activities during the three months ended March 31, 2002 were as follows (in thousands):

	Balance			Balance
	December 31, 2001	Expense	Utilization	March 31, 2002

Severance and benefits	$119	$—	$(119)	$—
Facilities	20,567	—	(13,425)	7,142
Other	136	—	(21)	115
Total	$20,822	$—	$(13,565)	$7,257

INTEREST AND OTHER INCOME (EXPENSE), NET. Interest and other income (expense), net decreased 52% to $0.6 million in the first quarter of 2002 from $1.4 million in the first quarter of 2001. This decrease is primarily the result of a decrease in income from the investment of cash, cash equivalents and short-term investments due to declining interest rates and the use of these funds for operations.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, Viant has funded its operations and investments in property and equipment through private and public equity financings, bank borrowings and capital lease financing arrangements. Viant’s cash and cash equivalents and short-term investments decreased from $137.8 million at December 31, 2001 to $116.1 million as of March 31, 2002, which includes $2.0 million to collateralize letters of credit.

Cash used by operations during the three months ended March 31, 2002 was $21.7 million, primarily due to a decrease in the restructuring reserve as a result of the buyout of a Boston lease agreement, totaling $11.9 million, and losses from operations.  Cash provided by investing activities during this period was $54.9 million, primarily due to the maturities of short-term investments.

Viant has a $3.2 million capital lease facility with a leasing company that is secured by the capital assets purchased with the borrowings. Outstanding borrowings under the above credit facility totaled $0.7 million as of March 31, 2002.

Viant leases office facilities and certain equipment under operating and capital leases, respectively. Viant is party to letters of credit in support of their minimum future lease payments under leases for permanent office space amounting to $2.0 million as of March 31, 2002, declining annually. These letters of credit are collateralized in equal amounts by short-term certificates of deposit.

As of March 31, 2002, $7.3 million remained accrued for restructuring. Of this amount, a $4.3 million cash outlay is expected over the next 12 months, and the remaining cash outlay of approximately $3.0 million, primarily related to real estate lease obligations, is expected to occur over the next 6 years.

In October 2000, Viant’s Board of Directors authorized the repurchase of up to $50 million of Viant’s outstanding common stock. Under the stock repurchase program, Viant may purchase shares from time to time through October 2002. Since the inception of the stock repurchase program and through March 31, 2002, Viant has repurchased a total of 2.7 million shares for $7.2 million.

Pursuant to the merger agreement with divine, Viant may be obligated to pay a termination fee in the amount of $2.7 million in the event of certain circumstances resulting in the termination of the Agreement or may be required to pay the reasonable out-of-pocket expenses of divine if Viant's stockholders do not approve and adopt the merger agreement and approve the merger of DVC with and into Viant.

Viant believes that its current cash, cash equivalents and short-term investments will be sufficient to meet Viant’s working capital and capital expenditure requirements for at least the next 24 months. However, there can be no assurance that Viant will not require additional financings within this time frame or that such additional financing, if needed, will be available on terms acceptable to Viant, if at all.

FACTORS AFFECTING VIANT’S OPERATING RESULTS, BUSINESS PROSPECTS AND MARKET PRICE OF STOCK

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

Our Revenues Could Be Negatively Affected by the Loss of a Major Client

We derive a significant portion of our revenues from large projects for a limited number of clients. The loss of any major client could dramatically reduce our revenues. For the three months ended March 31, 2002, our five largest clients accounted for approximately 93% of our net revenues. During this period four clients each accounted for more than 5% of net revenues, of which two clients each accounted for more than 10% of our net revenues. In the first quarter of 2001, our five largest clients accounted for approximately 52% of our net revenues. During such period three clients each accounted for more than 10% or our revenues and nine clients each accounted for more than 5% of our revenues.

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

Provisions of Our Charter, By-Laws and Shareholder Rights Plan May Delay or Prevent Transactions that Are in Your Best Interests

Our certificate of incorporation and bylaws state that any action that can be taken by stockholders must be done at an annual or special meeting and may not be done by written consent, and require reasonable advance notice of a stockholder proposal or director nomination. The chairman of the board, the chief executive officer, the president or the board of directors are the only ones who may call a special meeting. The certificate of incorporation and bylaws also provide for a classified board of directors, and provide that members of the board of directors may be removed by the vote of the holders of at least a majority of the shares entitled to vote for that director. In addition, the board of directors has the authority, without further action by the stockholders, to fix the rights and preferences of and issue 5,000,000 shares of preferred stock, and on March 27, 2001, our board of directors approved and adopted a preferred stock rights agreement pursuant to which each of our stockholders of record on April 30, 2001 received the right to buy a share of our newly created Series A Junior Participating Preferred Stock upon the occurrence of certain events triggered by third parties.  Under the merger agreement with divine, we have agreed to amend our shareholder rights plan so that the signing of the merger agreement and the consummation of the merger do not trigger any rights under the plan.  The provisions of our certificate of incorporation, bylaws and preferred stock rights agreement may have the effect of deterring hostile takeovers or delaying or preventing changes in control of management, including transactions in which you might otherwise receive a premium for your shares. In addition, these provisions may limit your ability to approve other transactions that you find to be in your best interests.

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

On July 16, 2001, the first of several purported securities class action lawsuits was filed in the United States District Court, Southern District of New York against certain underwriters involved in Viant’s initial public offering, Viant, and certain of Viant’s current and former officers and directors. The Court consolidated the cases into case number 01 Civ. 6403. Plaintiffs allege, among other things, violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 involving undisclosed compensation to the underwriters, and improper practices by the underwriters and seek unspecified damages.

Similar complaints were filed in the same court against numerous public companies that conducted initial public offerings (“IPO’s”) of their common stock since the mid-1990s. All of these lawsuits were consolidated for pretrial purposes before Judge Shira Scheindlin of the United Sates District Court for the Southern District of New York. Judge Scheindlin has ordered that the time for all defendants to respond to any complaint be postponed until further order of the Court. Thus, Viant has not been required to answer the complaint, and no discovery has been served. Viant denies the allegations against it, believes they are without merit and intends to defend itself vigorously.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

The following information is provided as an amendment to the initial report on Form SR, “Report of Sales of Securities and Use of Proceeds Therefrom,” regarding the use of proceeds from the sale of common stock under the Company’s Registration Statement on Form S-1 (SEC file number 333-76049), which was declared effective on June 17, 1999. The information provided is for the period from June 17, 1999 through March 31, 2002.

During this period, Viant utilized $54,395,000 of the proceeds from our Initial Public Offering and Secondary Offering in 1999 which totaled $170,452,000. Viant used approximately $16,979,000 in connection with our restructuring actions and the remaining $37,416,000 in connection with working capital for the operation of our business. None of the proceeds were used as finder’s fees or other payments to any of our directors officers or other affiliates, except for payments we made in the ordinary course of business to our directors and officers for directors’ fees, salary and bonus out of our working capital.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

None

(b)  Reports on Form 8-k

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIANT CORPORATION

By /s/ Robert L. Gett

Robert L. Gett
Chairman and Chief Executive Officer
Director
Date: May 15, 2002

By /s/ M. Dwayne Nesmith

M. Dwayne Nesmith
Vice President and
Chief Financial Officer
Date: May 15, 2002