Form 10-Q
period 2002-06-30
VIANT CORP
filed 2002-08-14
CIK 1028122

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002 OR

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

As of August 8, 2002 there were 49,185,708 shares of Common Stock, $.001 par value, outstanding.

VIANT CORPORATION

Form 10-Q

Table of Contents

June 30, 2002

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

VIANT CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

Revenues:
Revenues before expense reimbursements	$5,339	$9,515	$10,291	$23,801
Reimbursements for expenses	424	636	826	1,444
Total revenues	5,763	10,151	11,117	25,245

Operating expenses:
Cost of professional services
Cost of professional services before reimbursable expenses	3,965	8,760	8,348	22,036
Reimbursable expenses	424	636	826	1,444
Total cost of professional services	4,389	9,396	9,174	23,480
Sales and marketing	1,152	2,552	2,578	5,496
General and administrative	5,432	9,520	11,197	21,668
Restructuring	3,184	—	3,184	16,747

Total operating expenses	14,157	21,468	26,133	67,391

Loss from operations	(8,394)	(11,317)	(15,016)	(42,146)
Interest and other income (expense), net	514	1,329	1,161	2,679

Net loss	$(7,880)	$(9,988)	$(13,855)	$(39,467)

Net loss per share:

Basic	$(0.16)	$(0.20)	$(0.28)	$(0.79)
Diluted	$(0.16)	$(0.20)	$(0.28)	$(0.79)

Shares used in computing net loss per share:

Basic	49,152	50,316	49,071	50,185
Diluted	49,152	50,316	49,071	50,185

The accompanying notes are an integral part of these consolidated financial statements.

VIANT CORPORATION

CONSOLIDATED BALANCE SHEET

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

	June 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$87,919	$43,601
Short-term investments	23,424	94,158
Accounts receivable, net	4,052	2,667
Prepaid expenses and other current assets	450	1,356
Total current assets	115,845	141,782
Property and equipment, net	5,809	8,226
Long-term investments	314	314
Other assets	3,778	3,778
Total assets	$125,746	$154,100

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$348	$741
Accounts payable	1,274	1,673
Accrued expenses	3,532	5,830
Restructuring reserve	5,261	17,885
Deferred revenues	560	665
Total current liabilities	10,975	26,794
Capital lease obligations, net of current portion	17	114
Restructuring reserve, net of current portion	4,097	2,937
Total liabilities	15,089	29,845

Stockholders’ equity:
Preferred stock, $0.001 par value; Authorized: 5,000,000 shares; Issued and outstanding: no shares at June 30, 2002 and December 31, 2001	—	—
Common stock, $0.001 par value; Authorized 200,000,000 shares; Issued and outstanding: 51,897,048 and 49,183,048 at June 30, 2002 and 51,591,468 and 48,877,468 shares at December 31, 2001, respectively	52	52
Additional paid-in capital	217,596	217,239
Treasury stock, at cost, 2,714,000 shares at June 30, 2002 and December 31,2001	(7,188)	(7,188)
Accumulated other comprehensive income	—	100
Accumulated deficit	(99,803)	(85,948)
Total stockholders’ equity	110,657	124,255
Total liabilities and stockholders’ equity	$125,746	$154,100

The accompanying notes are an integral part of these consolidated financial statements.

VIANT CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Six Months Ended
	June 30, 2002	June 30, 2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,855)	$(39,467)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,089	3,036
Loss on disposal of property and equipment in restructuring	299	1,237
Write-down of investments	—	1,471
Stock-based compensation expense	—	42
Changes in operating assets and liabilities:
Accounts receivable	(1,385)	11,905
Prepaid expenses and other assets	906	(111)
Accounts payable	(399)	(3,478)
Accrued expenses	(2,298)	(8,382)
Restructuring reserve	(11,464)	10,680
Deferred revenues	(105)	(3,330)

Net cash used in operating activities	(26,212)	(26,397)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(3,400)	(60,725)
Maturities of short-term investments	74,134	35,969
Purchases of long-term investments	—	(971)
Proceeds from sale of property and equipment	76	90
Purchases of property and equipment	(47)	(2,503)

Net cash provided by (used in) investing activities	70,763	(28,140)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	357	511
Principal payments on capital lease obligations	(490)	(330)

Net cash provided by (used in) financing activities	(133)	181

Effect of exchange rate changes on cash and cash equivalents	(100)	203

Net increase (decrease) in cash and cash equivalents	44,318	(54,153)
Cash and cash equivalents at beginning of period	43,601	141,629
Cash and cash equivalents at end of period	$87,919	$87,476

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest	$47	$77

The accompanying notes are an integral part of these consolidated financial statements.

VIANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Viant Corporation (“Viant”, “We” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2001 included in the Company’s Form 10-K, filed April 1, 2002 (File No. 0-26303), and as amended on Form 10-K/A on April 30, 2002.  The accompanying unaudited consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

On January 1, 2002, Viant adopted EITF Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for “Out-Of-Pocket” Expenses Incurred.” This consensus requires that reimbursements received for out-of-pocket expenses should be characterized as revenue and the corresponding amount as cost of services. We incur incidental expenses in the delivery of services to our clients that in practice are commonly referred to as “out-of-pocket” expenses. These expenses include, but are not limited to, travel and administrative charges. Historically, we have reported our revenues and cost of services net of these reimbursements.  Comparative financial statements for prior periods have been reclassified to comply with this new FASB guidance.

2. EARNINGS (LOSS) PER SHARE

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted income (loss) per common share reflects the maximum dilution that would have resulted from the assumed exercise and share repurchase related to dilutive stock options and is computed by dividing net income (loss) by the weighted average number of common shares and all dilutive securities outstanding. The calculation of diluted net loss per common share does not include 0.2 and 0.1 million potential shares of common stock equivalents for the three and six months ended June 30, 2002, respectively, and 0.4 and 0.8 million shares for the three and six months ended June 30, 2001, respectively, as their inclusion would be anti-dilutive.

3. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Viant considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents. All other investments with original maturities between 91 and 360 days are classified as short-term investments because they are liquid and are available to meet working capital needs. Short-term investments are classified as held-to-maturity securities and are recorded at amortized cost. Investments with original maturities greater than one year are classified as long-term investments. At June 30, 2002 and December 31, 2001, Viant’s short-term investments consisted primarily of certificates of deposit, U.S. Government-backed securities and money market funds secured by U.S. Government-backed securities.  At June 30, 2002, cash and cash equivalents included $2.0 million, which collateralizes outstanding letters of credit.

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

On March 27, 2001, Viant announced that it was undertaking additional cost cutting measures to address the increasingly challenging demand environment. Viant recorded additional restructuring costs of $16.7 million, consisting of $4.1 million for headcount reductions, $11.6 million for consolidation of facilities and related fixed assets, $6.5 million of which was an update to the fourth quarter 2000 estimated restructuring reserve, and $1.0 million of other restructuring related charges. The change in estimate for facilities was the result of the significant softening in the overall commercial real estate market. The $11.6 million for facilities costs represents future minimum facility lease payments net of amounts estimated to be received for subleases. This plan resulted in headcount reduction of 211 employees, which was made up of 152 professional services staff and 59 enterprise services staff. The reduction in force was primarily the result of the closure of the Houston, San Francisco and Munich offices.

On October 12, 2001 Viant announced it would undertake further cost cutting measures. Viant recorded additional restructuring costs of $14.3 million during the fourth quarter 2001, consisting of $1.2 million for headcount reductions, $12.3 million for consolidation of facilities and related fixed assets, $8.6 million of which was an update to previous quarter restructuring estimates, and $0.8 million of other restructuring related charges. The change in estimate for facilities was the result of the continued significant softening in the overall commercial real estate market. The $12.3 million for facilities costs represents future minimum facility lease payments net of amounts estimated to be received for subleases. This plan resulted in the headcount reduction of 116 employees, which was made up of 82 professional services staff and 34 enterprise services staff. As a result of the restructuring, Viant closed its Atlanta, Chicago and London offices.

During the quarter ended June 30, 2002, Viant recorded additional restructuring costs consisting of $3.2 million for continued consolidation of facilities.  This change in estimate for facilities represents an update to the first quarter 2002 restructure reserve and represents future minimum facility lease payments net of amounts to be received under a current sublease agreement and future subleases.  This change in estimate is a result of a current subleasee’s inability to continue making payments under an existing sublease agreement and the continued softening of the overall commercial real estate market.

As of June 30, 2002, $9.4 million, primarily related to real estate lease obligations, remained accrued for restructuring. Of this amount, a $5.3 million cash outlay is expected over the next 12 months, and the remaining cash outlay of approximately $4.1 million is expected to occur over the next 6 years.

Restructuring reserve activities during the six months ended June 30, 2002 were as follows (in thousands):

	Balance			Balance
	December 31, 2001	Expense	Utilization	June 30, 2002

Severance and benefits	$119	$—	$(119)	$—
Facilities	20,567	3,184	(14,490)	9,261
Other	136	—	(39)	97
Total	$20,822	$3,184	$(14,648)	$9,358

6. COMPREHENSIVE LOSS

Total comprehensive loss, which was comprised of net loss and foreign currency translation adjustments, was $(7,960,000) and $(9,897,000) for the three months ended June 30, 2002 and 2001, respectively, and $(13,955,000) and $(39,264,000) for the six months ended June 30, 2002 and 2001, respectively.

7. SUBSEQUENT EVENT

On April 5, 2002, Viant Corporation entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), with divine, inc. and DVC Acquisition Company, pursuant to which DVC, a direct, wholly owned subsidiary of divine, will be merged with and into Viant and the separate corporate existence of DVC shall cease.  The Merger Agreement was subsequently amended on July 23, 2002 and August 2, 2002 to provide for revised terms of the pending transaction.  As divine will not assume or substitute any of the outstanding Viant stock options, all of the outstanding Viant stock options will accelerate and become fully exercisable for a 15-day period.  At the end of the 15-day period, Viant’s 1996 Stock Option Plan, 1999 Stock Option Plan and all outstanding, unexercised options under those plans will terminate.

Upon consummation of the merger, each of the approximately 49.75 million outstanding shares of Viant common stock, which number assumes the acceleration and net exercise of outstanding Viant stock options, will be converted into the right to receive that fraction of a share of divine Class A common stock equal to $8,600,000 divided by the average trading price of divine Class A common stock, but in no event will divine issue more than 19.99% of its outstanding common stock in the transaction. The average trading price for the divine Class A common stock will be equal to the volume weighted average price for the 10-day trading period ending 2 days prior to the closing of the merger, but the per share average trading price for this calculation will not be less than $2.0325 or greater than $2.9675.

In connection with the closing of the merger, Viant will distribute at least $72.5 million, in the aggregate, to its stockholders; provided, however, that if the proposed business combination does not close, the cash distribution will not occur.  The record date for the cash distribution has not yet been set.  In the event that divine would be required to issue more than 19.99% of its outstanding shares of common stock on the closing date of the merger, the remaining portion of the $8,600,000 would be added to Viant’s $72.5 million cash distribution.

Following the merger, Viant will be a wholly owned subsidiary of divine.

8. NEW ACCOUNTING PRONOUNCEMENTS

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”).  This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”).  SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  EITF 94-3 allowed for an exit cost liability to be recognized at the date of an entity’s commitment to an exit plan.  SFAS 146 also requires that liabilities recorded in connection with exit plans be initially measured at fair value.  The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged.  This standard will impact any future restructurings approved by Viant on or after January 1, 2003.

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

On January 1, 2002, Viant adopted EITF Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for “Out-Of-Pocket” Expenses Incurred.” This consensus requires that reimbursements received for out-of-pocket expenses should be characterized as revenue and the corresponding amount as cost of services. We incur incidental expenses in the delivery of services to our clients that in practice are commonly referred to as “out-of-pocket” expenses. These expenses include, but are not limited to, travel and administrative charges. Historically, we have reported our revenues and cost of services net of these reimbursements.  Comparative financial statements for prior periods have been reclassified to comply with this new FASB guidance.

The market for our professional services has declined significantly and sales cycles have lengthened. As a result of these effects, our gross revenues for the second quarter of 2002 decreased by 43% as compared to our gross revenues for the second quarter of 2001.  We expect to continue to incur net losses in future quarters.

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

The number of Viant employees decreased from 197 as of December 31, 2001 to 162 employees as of June 30, 2002.  Personnel compensation and facilities costs represent a high percentage of Viant’s operating expenses and are relatively fixed in advance of each quarter. Accordingly, if revenues do not increase, Viant’s business, financial condition or results of operations could be materially and adversely affected. In addition, Viant’s liquidity may also be adversely affected if revenues do not increase and Viant is unable to further reduce operating expenses.

SUBSEQUENT EVENT On April 5, 2002, Viant Corporation entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), with divine, inc. and DVC Acquisition Company, pursuant to which DVC, a direct, wholly owned subsidiary of divine, will be merged with and into Viant and the separate corporate existence of DVC shall cease.  The Merger Agreement was subsequently amended on July 23, 2002 and August 2, 2002 to provide for revised terms of the pending transaction.  As divine will not assume or substitute any of the outstanding Viant stock options, all of the outstanding Viant stock options will accelerate and become fully exercisable for a 15-day period.  At the end of the 15-day period, Viant’s 1996 Stock Option Plan, 1999 Stock Option Plan and all outstanding, unexercised options under those plans will terminate.

Upon consummation of the merger, each of the approximately 49.75 million outstanding shares of Viant common stock, which number assumes the acceleration and net exercise of outstanding Viant stock options, will be converted into the right to receive that fraction of a share of divine Class A common stock equal to $8,600,000 divided by the average trading price of divine Class A common stock, but in no event will divine issue more than 19.99% of its outstanding common stock in the transaction. The average trading price for the divine Class A common stock will be equal to the volume weighted average price for the 10-day trading period ending 2 days prior to the closing of the merger, but the per share average trading price for this calculation will not be less than $2.0325 or greater than $2.9675.

In connection with the closing of the merger, Viant will distribute at least $72.5 million, in the aggregate, to its stockholders; provided, however, that if the proposed business combination does not close, the cash distribution will not occur.  The record date for the cash distribution has not yet been set.  In the event that divine would be required to issue more than 19.99% of its outstanding shares of common stock on the closing date of the merger, the remaining portion of the $8,600,000 would be added to Viant’s $72.5 million cash distribution.

Following the merger, Viant will be a wholly owned subsidiary of divine.

OPERATING AND OTHER EXPENSES

Viant’s operating and other expenses are comprised of the following:

•               Cost of professional services which consist primarily of compensation and benefits for employees engaged in the delivery of professional services and all direct expenses related to client projects.

•               Sales and marketing expense which consists primarily of compensation, benefits and travel costs for employees in the sales and marketing and research and development groups, marketing program costs and an allocation of facilities costs.

•               General and administrative expense which consists primarily of compensation, benefits and travel costs for employees in Viant’s management, human resources, finance and administration groups, and an allocation of facilities costs.

•               Interest and other income (expense), net which consists primarily of interest earned on cash and cash equivalents and short and long-term investments, interest paid on capital lease obligations and the write-down of long-term investments.

RESULTS OF OPERATIONS

The following table sets forth the percentage of revenues of certain items included in the Company’s consolidated statements of operations:

VIANT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS PERCENTAGES

	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

Revenues:
Revenues before expense reimbursements	93	94	93	94
Reimbursements for expenses	7	6	7	6
Total revenues	100%	100%	100%	100%

Operating expenses:
Cost of professional services
Cost of professional services before reimbursable expenses	69	86	75	87
Reimbursable expenses	7	6	7	6
Total cost of professional services	76	92	82	93
Sales and marketing	20	25	23	22
General and administrative	94	94	101	86
Restructuring	55	—	29	66

Total operating expenses	245	211	235	267

Loss from operations	(145)	(111)	(135)	(167)
Interest and other income (expense), net	9	13	10	11

Net loss	(136)%	(98)%	(125)%	(156)%

COMPARISON OF THE QUARTERS ENDED JUNE 30, 2002 AND JUNE 30, 2001

REVENUES. Gross revenues decreased 43% to $5.8 million for the second quarter of 2002 from $10.2 million for the second quarter of 2001. Net revenues (excluding reimbursements of expenses) decreased 44% to $5.3 million for the second quarter of 2002 from $9.5 million for the second quarter of 2001. The decrease in revenues reflects an overall decrease in demand for professional services, variability in market demand for the Internet and a decrease in the number, size and scope of our projects.  We believe that period-to-period comparisons of our operating results are not necessarily meaningful. Net revenues derived from Viant’s three largest clients, as a percentage of total net revenues, increased to 89% for the second quarter of 2002 from 53% for the second quarter of 2001.  Net revenues derived from Viant’s largest client increased to 69% for the second quarter of 2002 from 34% for the second quarter of 2001.

COST OF PROFESSIONAL SERVICES. Cost of professional services decreased 53% to $4.4 million for the second quarter of 2002 from $9.4 million for the second quarter of 2001. This decrease was primarily due to a reduction in professional services personnel to 119 as of June 30, 2002 from 242 as of June 30, 2001, as a result of restructurings undertaken by us in 2001, and the corresponding decrease in Viant’s compensation and compensation related expenses for such personnel.  Cost of professional services decreased as a percentage of gross revenues to 76% for the second quarter of 2002 from 92% for the second quarter of 2001. This decrease was primarily the result of an overall decrease in professional services personnel and increased utilization of our remaining professional services staff on client engagements for the period.

SALES AND MARKETING.  Sales and marketing expense decreased 55% to $1.2 million for the second quarter of 2002 from $2.6 million in the second quarter of 2001.  The primary contributors to this decrease were reductions in sales and marketing personnel, as a result of restructurings undertaken by us in 2001, and the corresponding decrease in compensation and compensation related expenses, which accounted for 78% of the decrease and reductions in Viant’s marketing and branding efforts, which accounted for 17% of the decrease.  Sales and marketing expense decreased as a percentage of gross revenues to 20% for the second quarter of 2002 from 25% for the second quarter of 2001. This decrease was due to reductions in sales and marketing personnel and the corresponding decrease in compensation and compensation related expenses at a higher rate than the decrease in revenues for the second quarter of 2002 versus the same period in 2001.

GENERAL AND ADMINISTRATIVE General and administrative expense decreased 43% to $5.4 million for the second quarter of 2002 from $9.5 million in the second quarter of 2001. The primary contributors to this decrease were reductions in: compensation and compensation related expenses, which accounted for 58% of the decrease, infrastructure costs, which accounted for 36% of the decrease, travel costs, which accounted for 12% of the decrease, and outside consultants and services expense, which accounted for 12% of the decrease.  This aggregate decrease was offset by a reversal of a portion of the bad debt provision in the second quarter 2001, which accounted for a 22% increase.  General and administrative expense as a percentage of gross revenues was at 94% for the second quarter of 2002 and for the second quarter of 2001.

RESTRUCTURING.  In December 2000, Viant recorded restructuring and other related charges of $6.0 million, consisting of $1.7 million for headcount reductions, $4.0 million for closure and consolidation of facilities and related fixed assets, and $0.3 million of other related restructuring charges. These restructuring and other related charges were taken to align Viant’s cost structure with changing market conditions and decreased demand for Viant’s services. The plan resulted in headcount reduction of 125 employees, which was made up of 99 professional services staff and 26 enterprise services staff.

On March 27, 2001, Viant announced that it was undertaking additional cost cutting measures to address the increasingly challenging demand environment. Viant recorded additional restructuring costs of $16.7 million, consisting of $4.1 million for headcount reductions, $11.6 million for consolidation of facilities and related fixed assets, $6.5 million of which was an update to the fourth quarter 2000 estimated restructuring reserve, and $1.0 million of other restructuring related charges. The change in estimate for facilities was the result of the significant softening in the overall commercial real estate market. The $11.6 million for facilities costs represents future minimum facility lease payments net of amounts estimated to be received for subleases. This plan resulted in headcount reduction of 211 employees, which was made up of 152 professional services staff and 59 enterprise services staff. The reduction in force was primarily the result of the closure of the Houston, San Francisco and Munich offices.

On October 12, 2001 Viant announced it would undertake further cost cutting measures. Viant recorded additional restructuring costs of $14.3 million during the fourth quarter 2001, consisting of $1.2 million for headcount reductions, $12.3 million for consolidation of facilities and related fixed assets, $8.6 million of which was an update to previous quarter restructuring estimates, and $0.8 million of other restructuring related charges. The change in estimate for facilities was the result of the continued significant softening in the overall commercial real estate market. The $12.3 million for facilities costs represents future minimum facility lease payments net of amounts estimated to be received for subleases. This plan resulted in the headcount reduction of 116 employees, which was made up of 82 professional services staff and 34 enterprise services staff. As a result of the restructuring, Viant closed its Atlanta, Chicago and London offices.

During the quarter ended June 30, 2002, Viant recorded additional restructuring costs consisting of $3.2 million for continued consolidation of facilities.  This change in estimate for facilities represents an update to the first quarter 2002 restructure reserve and represents future minimum facility lease payments net of amounts to be received under a current sublease agreement and future subleases.  This change in estimate is a result of a current subleasee’s inability to continue making payments under an existing sublease agreement and the continued softening of the overall commercial real estate market.

As of June 30, 2002, $9.4 million, primarily related to real estate lease obligations, remained accrued for restructuring. Of this amount, a $5.3 million cash outlay is expected over the next 12 months, and the remaining cash outlay of approximately $4.1 million is expected to occur over the next 6 years.

Restructuring reserve activities during the quarter ended June 30, 2002 were as follows (in thousands):

	Balance			Balance
	March 31, 2002	Expense	Utilization	June 30, 2002
Severance and benefits	$—	$—	$—	$—
Facilities	7,142	3,184	(1,065)	9,261
Other	115	—	(18)	97
Total	$7,257	$3,184	$(1,083)	$9,358

INTEREST AND OTHER INCOME (EXPENSE), NET. Interest and other income (expense), net decreased 61% to $0.5 million in the second quarter of 2002 from $1.3 million in the second quarter of 2001. This decrease was primarily the result of a decrease in income from the investment of cash, cash equivalents and short-term investments due to declining interest rates and the use of these funds for operations.  Cash used for operations, net of restructuring activities, for the second quarter 2002 and 2001 totaled $3.5 million and $10.6 million, respectively.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001

REVENUES. Gross revenues decreased 56% to $11.1 million for the first six months of 2002 from $25.2 million for the first six months of 2001. Net revenues (excluding reimbursements of expenses) decreased 57% to $10.3 million for the first six months of 2002 from $23.8 million for the first six months of 2001. The decrease in revenues reflects an overall decrease in demand for professional services, variability in market demand for the Internet and a decrease in the number, size and scope of our projects.  We believe that period-to-period comparisons of our operating results are not necessarily meaningful. Net revenues derived from Viant’s three largest clients, as a percentage of total net revenues, increased to 83% for the first six months of 2002 from 40% for the first six months of 2001.  Net revenues derived from Viant’s largest client increased to 68% for the first six months of 2002 from 22% for the first six months of 2001.

COST OF PROFESSIONAL SERVICES. Cost of professional services decreased 61% to $9.2 million for the first six months of 2002 from $23.5 million for the first six months of 2001. This decrease was primarily due to a reduction in professional services personnel to 119 as of June 30, 2002 from 242 as of June 30, 2001, as a result of restructurings undertaken by us in 2001, and the corresponding decrease in Viant’s compensation and compensation related expenses for such personnel.  Cost of professional services decreased as a percentage of gross revenues to 82% for the first six months of 2002 from 93% for the first six months of 2001. This decrease was primarily the result of an overall decrease in professional services personnel and increased utilization of our remaining professional services staff on client engagements for the period.

SALES AND MARKETING.  Sales and marketing expense decreased 53% to $2.6 million for the first six months of 2002 from $5.5 million in the first six months of 2001.  The primary contributors to this decrease were reductions in sales and marketing personnel, as a result of restructurings undertaken by us in 2001, and the corresponding decrease in compensation and compensation related expenses, which accounted for 68% of the decrease, reductions in Viant’s marketing and branding efforts, which accounted for 19% of the decrease and reductions in travel for sales and marketing personnel, which accounted for 4% of the decrease.  Sales and marketing expense increased as a percentage of gross revenues to 23% for the first six months of 2002 from 22% for the first six months of 2001. This increase was due to lower revenues generated per sales employee and a decrease in revenues for the first six months of 2002 versus the same period in 2001.

GENERAL AND ADMINISTRATIVE General and administrative expense decreased 48% to $11.2 million for the first six months of 2002 from $21.7 million in the first six months of 2001.  The primary contributors to this decrease were reductions in: compensation and compensation related expenses, which accounted for 36% of the decrease, infrastructure costs, which accounted for 30% of the decrease, travel costs, which accounted for 16% of the decrease, and outside consultants and services expense, which accounted for 10% of the decrease.  General and administrative expense increased as a percentage of gross revenues to 101% for the first six months of 2002 from 86% for the first six months of 2001.  This increase was primarily the result of a decrease in revenue for the first six months of 2002 versus the same period in 2001.

RESTRUCTURING.  In December 2000, Viant recorded restructuring and other related charges of $6.0 million, consisting of $1.7 million for headcount reductions, $4.0 million for closure and consolidation of facilities and related fixed assets, and $0.3 million of other related restructuring charges. These restructuring and other related charges were taken to align Viant’s cost structure with changing market conditions and decreased demand for Viant’s services. The plan resulted in headcount reduction of 125 employees, which was made up of 99 professional services staff and 26 enterprise services staff.

On March 27, 2001, Viant announced that it was undertaking additional cost cutting measures to address the increasingly challenging demand environment. Viant recorded additional restructuring costs of $16.7 million, consisting of $4.1 million for headcount reductions, $11.6 million for consolidation of facilities and related fixed assets, $6.5 million of which was an update to the fourth quarter 2000 estimated restructuring reserve, and $1.0 million of other restructuring related charges. The change in estimate for facilities was the result of the significant softening in the overall commercial real estate market. The $11.6 million for facilities costs represents future minimum facility lease payments net of amounts estimated to be received for subleases. This plan resulted in headcount reduction of 211 employees, which was made up of 152 professional services staff and 59 enterprise services staff. The reduction in force was primarily the result of the closure of the Houston, San Francisco and Munich offices.

On October 12, 2001 Viant announced it would undertake further cost cutting measures. Viant recorded additional restructuring costs of $14.3 million during the fourth quarter 2001, consisting of $1.2 million for headcount reductions, $12.3 million for consolidation of facilities and related fixed assets, $8.6 million of which was an update to previous quarter restructuring estimates, and $0.8 million of other restructuring related charges. The change in estimate for facilities was the result of the continued significant softening in the overall commercial real estate market. The $12.3 million for facilities costs represents future minimum facility lease payments net of amounts estimated to be received for subleases. This plan resulted in the headcount reduction of 116 employees, which was made up of 82 professional services staff and 34 enterprise services staff. As a result of the restructuring, Viant closed its Atlanta, Chicago and London offices.

During the quarter ended June 30, 2002, Viant recorded additional restructuring costs consisting of $3.2 million for continued consolidation of facilities.  This change in estimate for facilities represents an update to the first quarter 2002 restructure reserve and represents future minimum facility lease payments net of amounts to be received under a current sublease agreement and future subleases.  This change in estimate is a result of a current subleasee’s inability to continue making payments under an existing sublease agreement and the continued softening of the overall commercial real estate market.

As of June 30, 2002, $9.4 million, primarily related to real estate lease obligations, remained accrued for restructuring. Of this amount, a $5.3 million cash outlay is expected over the next 12 months, and the remaining cash outlay of approximately $4.1 million is expected to occur over the next 6 years.

Restructuring reserve activities during the six months ended June 30, 2002 were as follows (in thousands):

	Balance			Balance
	December 31, 2001	Expense	Utilization	June 30, 2002

Severance and benefits	$119	$—	$(119)	$—
Facilities	20,567	3,184	(14,490)	9,261
Other	136	—	(39)	97
Total	$20,822	$3,184	$(14,648)	$9,358

INTEREST AND OTHER INCOME (EXPENSE), NET. Interest and other income (expense), net decreased 57% to $1.2 million in the first six months of 2002 from $2.7 million in the first six months of 2001. This decrease is primarily the result of a decrease in income from the investment of cash, cash equivalents and short-term investments due to declining interest rates and the use of these funds for operations.  Cash used in operations, net of restructuring activities, for the six months ending June 30, 2002 and June 30, 2001, totaled $11.6 million and $20.3 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, Viant has funded its operations and investments in property and equipment through private and public equity financings, bank borrowings and capital lease financing arrangements. Viant’s cash and cash equivalents and short-term investments decreased from $137.8 million at December 31, 2001 to $111.3 million as of June 30, 2002, which includes $2.0 million to collateralize letters of credit.

                The majority of Viant's liquid unused assets, as of June 30, 2002 consisted of $87.9 million of cash and cash equivalents and $23.4 million of short-term investments.  Viant considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents.  All other investments with original maturities between 91 and 360 days are classified as short-term investments because they are liquid and are available to meet working capital needs.  For a further breakdown of our interest bearing funds, please see Part I, Item III, "Quantitative and Qualitative Disclosures about Market Risk".  Viant believes that its current cash, cash equivalents and short-term investments will be sufficient to meet Viant's working capital and capital expenditure needs.  However, there can be no assurance that Viant will not require additional financings within this time frame or that such additional financing, if needed, will be available on terms acceptable to Viant, if at all.

Cash used by operations during the six months ended June 30, 2002 was $26.2 million, primarily due to losses from operations, totaling $13.9 million and a decrease in the restructuring reserve as a result of the buyout of a Boston lease agreement, totaling $11.9 million.  Cash provided by investing activities during this period was $70.8 million, primarily due to the maturities of short-term investments.

Viant has a $3.2 million capital lease facility with a leasing company that is secured by the capital assets purchased with the borrowings. Outstanding borrowings under the above credit facility totaled $0.4 million as of June 30, 2002, which will be repaid over the next 15 months.

Viant leases office facilities and certain equipment under operating and capital leases, respectively. Viant is party to letters of credit in support of their minimum future lease payments under leases for permanent office space amounting to $2.0 million as of June 30, 2002, declining annually. These letters of credit are collateralized in equal amounts by short-term certificates of deposit.

On July 12, 2002, Viant entered into an agreement to eliminate a $3.5 million real estate obligation, as of June 30, 2002, through the buyout of its Atlanta lease agreement.  In connection with the lease buyout, Viant paid a total of $1.4 million in August 2002, which was accrued in Viant’s restructuring reserve as of December 31, 2001.

As of June 30, 2002, $9.4 million, primarily related to real estate lease obligations, remained accrued for restructuring. Of this amount, a $5.3 million cash outlay is expected over the next 12 months, and the remaining cash outlay of approximately $4.1 million is expected to occur over the next 6 years.

Viant’s minimum future lease commitments under noncancelable capital and operating leases at June 30, 2002, including reducing the Atlanta lease commitment to the final settlement payment of $1.4 million and  amounts comprehended in the restructuring reserve, are as follows (in thousands):

	Capital	Operating

2002	$360	$5,260
2003	20	6,082
2004	—	4,342
2005	—	3,002
2006	—	2,103
Thereafter	—	3,389
Total minimum lease payments	380	24,178
Less: Amounts representing sublease income	—	2,507
Less: Amount representing interest	15	—
Total present value of minimum capital lease payments and total operating lease payments, net of sublease income	$365	$21,671

In October 2000, Viant’s Board of Directors authorized the repurchase of up to $50 million of Viant’s outstanding common stock. Under the stock repurchase program, Viant may purchase shares from time to time through October 2002. Since the inception of the stock repurchase program and through June 30, 2002, Viant has repurchased a total of 2.7 million shares for $7.2 million.  There were no repurchases made during the six months ended June 30, 2002.

Pursuant to the merger agreement, as amended, with divine, Viant may be obligated to pay a termination fee in the amount of $2.7 million in the event of certain circumstances resulting in the termination of the agreement or may be required to pay the reasonable out-of-pocket expenses of divine if Viant’s stockholders do not approve and adopt the merger agreement and approve the merger of DVC with and into Viant.

New Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”).  This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”).  SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  EITF 94-3 allowed for an exit cost liability to be recognized at the date of an entity’s commitment to an exit plan.  SFAS 146 also requires that liabilities recorded in connection with exit plans be initially measured at fair value.  The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged.  This standard will impact any future restructurings approved by Viant on or after January 1, 2003.

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

Our Revenues Could Be Negatively Affected by the Loss of a Major Client

We derive a significant portion of our revenues from large projects for a limited number of clients. The loss of any major client could dramatically reduce our revenues. For the quarter ended June 30, 2002, our five largest clients accounted for approximately 94% of our net revenues. During this period three clients each accounted for more than 5% of net revenues, of which two clients each accounted for more than 10% of our net revenues, and one client accounted for more than 65% of our net revenues. In the second quarter of 2001, our five largest clients accounted for approximately 66% of our net revenues. During such period five clients each accounted for more than 5% or our revenues, of which two clients each accounted for more than 10% of our net revenues, and no clients accounted for more than 65% of or net revenues.

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

At June 30, 2002, Viant’s cash and cash equivalents and short-term investments consisted primarily of certificates of deposit, U.S. Government-backed securities and money market funds secured by U.S. Government-backed securities.  The following table represents the carrying value and related weighted-average interest return for our investment portfolio.  The carrying value approximates fair value at June 30, 2002.

(in thousands, except for interest rates)

June 30, 2002	Carrying Value	Weighted Average Interest Return

Cash and Cash Equivalents
Savings – variable rate	$960	1.56%
Money Market – variable rate	35,412	1.83%
Certificates of Deposit – fixed rate	6,404	1.60%
U.S.Government notes and bonds – fixed rate	43,946	1.52%
Total Cash and Cash Equivalents	$86,722	1.65%
Short-term investments
U.S. Government notes and bonds–fixed rate	23,424	2.45%

Total interest bearing instruments	$110,146	1.82%

Non-interest bearing instruments	1,197	-

Total Cash and cash equivalents and short-term investments	$111,343	1.82%

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, Viant may be involved in litigation incidental to the conduct of its business.

On July 16, 2001, the first of several purported securities class action lawsuits was filed in the United States District Court, Southern District of New York against certain underwriters involved in Viant’s initial public offering, Viant, and certain of Viant’s current and former officers and directors. The Court consolidated the cases against Viant into case number 01 Civ. 6403. On April 19, 2002, plaintiffs filed a consolidated amended class action complaint.  Plaintiffs allege, among other things, violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 involving undisclosed compensation to the underwriters, and improper practices by the underwriters and seek unspecified damages.

Similar complaints were filed in the same court against numerous public companies that conducted initial public offerings (“IPOs”) of their common stock since the mid-1990s. All of these lawsuits were consolidated for pretrial purposes before Judge Shira Scheindlin of the United States District Court for the Southern District of New York as In re Initial Public Offering Securities Litigation, Civil Action No. 21-MC-92.  Defendants in these cases have filed omnibus motions to dismiss.  Viant denies the allegations against it and intends to defend itself vigorously.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

The following information is provided as an amendment to the initial report on Form SR, “Report of Sales of Securities and Use of Proceeds Therefrom,” regarding the use of proceeds from the sale of common stock under the Company’s Registration Statement on Form S-1 (SEC file number 333-76049), which was declared effective on June 17, 1999. The information provided is for the period from June 17, 1999 through June 30, 2002.

During this period, Viant utilized $59,109,000 of the proceeds from our Initial Public Offering and Secondary Offering in 1999 which totaled $170,452,000. Viant used approximately $18,062,000 in connection with our restructuring actions and the remaining $41,047,000 in connection with working capital for the operation of our business. None of the proceeds were used as finder’s fees or other payments to any of our directors officers or other affiliates, except for payments we made in the ordinary course of business to our directors and officers for directors’ fees, salary and bonus out of our working capital.  As of June 30, 2002, Viant has used all the net proceeds received from its initial public offering, effective June 17, 1999.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 20, 2002, Viant held its annual meeting of stockholders to seek their approval as to the following matters: the reelection of Robert L. Gett and William E. Kelvie as Class III Directors and the ratification of the appointment of PricewaterhouseCoopers, LLP as the Company’s independent auditors.

There were 49,170,813 shares outstanding and available to vote at the meeting.

As to the reelection of directors:

• Mr. Gett received: 40,888,243 shares for his reelection, 1,775,325 shares voted against the reelection and 6,507,245 shares did not vote;

• Mr. Kelvie received: 40,941,057 shares for his reelection, 1,722,511 shares voted against the reelection and 6,507,245 shares did not vote.

As to the ratification of the appointment PricewaterhouseCoopers, LLP, 41,272,931 shares voted for the appointment, 1,380,288 shares voted against the appointment, 10,349 shares abstained from voting and 6,507,245 shares did not vote.

In addition, the terms of the following directors continued after the date of the meeting: Venetia Kontogouris, Jenne K. Britell, Ph.D. and John Gibbons, Ph.D.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

None

(b) Reports on Form 8-k

The Company filed a report on Form 8-K on April 8, 2002, related to the merger agreement entered into with divine, inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIANT CORPORATION

	By	/s/ Robert L. Gett
Robert L. Gett
Chairman and Chief Executive Officer
Director
Date: August 14, 2002

	By	/s/ M. Dwayne Nesmith
M. Dwayne Nesmith
Vice President and
Chief Financial Officer
Date: August 14, 2002